Form 10KSB
period 2001-12-31
RIVOLI BANCORP INC
filed 2002-04-01
CIK 1160861

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20429
                          _______________________

                               FORM 10-KSB
                          _______________________

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Fiscal Year Ended December 31, 2001
              ________________________________________________

                             RIVOLI BANCORP, INC.

                            A Georgia Corporation
                (IRS Employer Identification No. 58-2631780)

                             5980 Zebulon Road
                           Macon, Georgia  31210
                              (912) 475-5200
              ________________________________________________

              Securities Registered Pursuant to Section 12(b)
                   of the Securities Exchange Act of 1934:

                                    None
                                    ----

               Securities Registered Pursuant to Section 12(g)
                  of the Securities Exchange Act of 1934:

                       Common Stock, $1.00 par value
                       -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X      No
                                                      ----       ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the fiscal year ended December 31, 2001:  $9,430,010

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant (537,529 shares) on March 25, 2002, was $9,137,993. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to recent sales of the common stock of the Registrant, the sales prices for which were reported by transaction participants to Registrant.
For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 25, 2002: 759,163 shares of $1.00 par value common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with its 2002 Annual Meeting of Shareholders are incorporated by reference in response to Items 9, 10, 11 and 12 of this Report.

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                               ----     ----


              SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                       LITIGATION REFORM ACT OF 1995

     Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will,"
"expect," "estimate," "anticipate," "believe," "target," "plan,"
"project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2002 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.
-------    ------------------------

GENERAL

     Rivoli BanCorp, Inc., a Georgia corporation (the "Company"), was formed in February 2001 to act as the holding company for Rivoli Bank & Trust, a Georgia state-chartered commercial bank (the "Bank"). Effective January 1, 2002, following receipt of regulatory and shareholder approval, the Bank reorganized into a one-bank holding company structure, becoming a wholly owned subsidiary of the Company. Each outstanding share of common stock of the Bank was exchanged in the reorganization on a one-for-one basis for the common stock of the Company, and the former holders of the Bank's common stock became the holders of all of the outstanding shares of the Company's common stock. As a result of the reorganization, the Bank has ceased reporting under the Securities Exchange Act of 1934 ("Exchange Act") with the FDIC, and the Company is the successor registrant under the Exchange Act, reporting with the SEC.

     The Bank is a full service commercial bank, without trust powers, providing an assortment of banking services to residents and businesses of Bibb County, Georgia. The Bank commenced operations in June 1997 from its banking facility located on Zubulon Road in Macon, Georgia. In June 1998, the Bank opened a new banking office in downtown Macon. The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit, automatic teller services and Internet banking.

     The holding company structure was adopted as a mechanism to enhance the Bank's ability to serve its future customers' requirements for financial services. The Company provides flexibility for expansion of the banking business through the acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Bank, or raise capital otherwise in a manner which is unavailable to the Bank under existing banking regulations.

     Prior to the reorganization, the Company did not conduct any operations and had only a nominal amount of assets. Accordingly, all financial information relating to the financial condition or results of operations of the registrant prior to January 1, 2002 contained in this report pertains solely to the Bank.


MARKET AREA AND COMPETITION

     The Bank is located in Macon, Georgia and its primary market area includes all of Bibb County, Georgia and all contiguous counties. Macon serves as the county seat of Bibb County and is the center of banking in Bibb County. The Bank's market area includes ten commercial banks with approximately 55 branches. These institutions offer a full range of banking services and vigorously compete with the Bank for all types of services, especially deposits. In addition, the Bank also competes in certain aspects of its banking business with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds, and other financial institutions which have recently been invading traditional banking markets. The competition between these types of financial institutions and commercial banks has increased significantly within the past few years as a result of federal and state legislation which has, in several respects, deregulated financial institutions. The full impact of this legislation and subsequent laws that may continue to deregulate the financial services industry further cannot be fully assessed or predicted.


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following is a presentation of the average balance sheet of the Bank for the years ended December 31, 2001 and 2000. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                        Year Ended           Year Ended
                                     December 31, 2001    December 31, 2000
                                     -----------------    -----------------
     Average Consolidated Assets
     ---------------------------
Cash and due from banks                $  3,780,701         $  2,528,316
                                       ------------         ------------
Taxable securities                       18,808,391           14,186,958
Non-taxable securities                      377,455               -  -
Federal funds sold                        6,955,724            3,386,434
Net loans                                79,475,562           54,812,697
                                       ------------         ------------
Total interest-earning assets           105,617,132           72,386,089
                                       ------------         ------------
Other assets                              5,268,330            4,877,576
                                       ------------         ------------
Total assets                           $114,666,163         $ 79,791,981
                                       ============         ============

Average Consolidated Liabilities And Stockholders' Equity
---------------------------------------------------------
Non-interest-bearing deposits          $ 13,459,645         $  9,266,150
NOW and money market deposits            45,305,735           33,456,012
Savings deposits                            804,597              479,263
Time deposits                            35,501,884           24,581,207
Federal funds purchased
 and repurchase agreements                   12,595              218,113
FHLB borrowing                            9,972,603            3,907,104
Other liabilities                         1,593,545              793,732
                                       ------------         ------------
Total liabilities                       106,650,604           72,701,581

Stockholders' equity                      8,015,559            7,090,400
                                       ------------         ------------

Total liabilities
 and stockholders' equity              $114,666,163         $ 79,791,981
                                       ============         ============

     The following is a presentation of an analysis of the net interest earnings of the Bank for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:


                                           Year Ended December 31, 2001
                                      -------------------------------------
                                         Average     Interest     Average
                                         Amount     Earned/Paid  Yield/Rate
                                         -------    -----------  ----------
                    Assets
                    ------
Taxable securities                    $ 18,808,391   $1,131,959    6.02%
Non-taxable securities(1)                  377,455       15,748    6.32%
Federal funds sold                       6,955,724      316,562    4.55%
Net loans(2)(3)                         79,475,562    7,128,502    8.97%
                                      ------------   ----------
     Total earning assets             $105,617,132   $8,592,771    8.14%
                                      ============   ==========

                  Liabilities
                  -----------
NOW and money market deposits         $ 45,305,735   $1,470,795    3.25%
Savings deposits                           804,597       19,239    2.39%
Federal funds purchased                     12,595          806    6.40%
FHLB borrowings                          9,972,603      550,346    5.52%
Time deposits                           35,501,884    2,191,271    6.17%
                                      ------------   ----------
     Total interest-bearing
     Liabilities                      $ 91,597,414   $4,232,457    4.62%
                                      ============   ==========

Net yield on earning assets                                        4.13%
                                                                   ====


                                           Year Ended December 31, 2000
                                      -------------------------------------
                                         Average     Interest     Average
                                         Amount     Earned/Paid  Yield/Rate
                                         -------    -----------  ----------
                    Assets
                    ------
Taxable securities                    $ 14,186,958   $  902,177    6.36%
Federal funds sold                       3,386,434      224,601    6.63%
Net loans(4)(5)                         54,812,697    5,666,484   10.34%
                                      ------------   ----------
     Total earning assets             $ 72,386,089   $6,793,262    9.38%
                                      ============   ==========

                  Liabilities
                  -----------
NOW and money market deposits         $ 33,456,012   $1,664,870    4.98%
Savings deposits                           479,263       11,738    2.45%
Federal funds purchased                    218,113       11,784    5.40%
FHLB borrowings                          3,907,104      235,202    6.02%
Time deposits                           24,581,207    1,526,356    6.21%
                                      ------------   ----------
     Total interest-bearing
     Liabilities                      $ 62,641,699   $3,449,950    5.51%
                                      ============   ==========

Net yield on earning assets                                        4.62%
                                                                   ====
_________________________________________

(1) Average yield on non-taxable securities is tax-equivalent.
(2) At December 31, 2001, five loans with an aggregate principal balance of $647,219 were on non-accrual status.
(3) Interest earned on net loans includes $497,594 in loan fees and loan service fees.
(4) At December 31, 2000, two loans with an aggregate principal balance of $322,151 were on non-accrual status
(5) Interest earned on net loans includes $446,817 in loan fees and loan service fees.


RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

     The following table reflects the effect on interest income, interest expense and net interest income of changes in average balances and rates for the years indicated. The effect of a change in average balance has been determined by multiplying the average rate in the earlier period by the difference in average balances between both time periods. The change in interest due to volume and rate has been allocated in proportion to the relationship to the absolute dollar amounts of the change in each.

                          Year Ended Dec. 31, 2001   Year Ended Dec. 31, 2000
                               compared with              compared with
                          Year Ended Dec. 31, 2000   Year Ended Dec. 30, 1999
                          ------------------------   ------------------------
                                      Increase (decrease) due to:
                                             (In thousands)

                           Volume   Rate    Total     Volume   Rate    Total
                           ------   ----    -----     ------   ----    -----
Interest earned on:
  Taxable securities       $  275  $ (45)  $  230     $  172  $  65   $  237
  Non-taxable securities       16    --        16        --     --       --
  Federal funds sold          131    (39)      92          2     47       49
  Net loans                 2,072   (610)   1,462      1,878    160    2,038
                           ------  -----   ------     ------  -----   ------
Total interest income       2,494   (694)   1,800      2,052    272    2,324
                           ------  -----   ------     ------  -----   ------

Interest paid on:
  NOW deposits and
   money market               372   (566)    (194)       264    269      533
  Savings deposits              8     (1)       7          4    --         4
  Time deposits               675    (10)     665        471    127      598
  Federal funds and
   repurchase agreements      (14)     3      (11)         4     (1)       3
  FHLB borrowings             333    (18)     315        235    --       235
                           ------  -----   ------     ------  -----   ------
Total interest expense      1,374   (592)     782        978    395    1,373
                           ------  -----   ------     ------  -----   ------

Change in net
  interest income          $1,120  $(102)  $1,018     $1,074  $(123)  $  951
                           ======  =====   ======     ======  =====   ======


DEPOSITS

     The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                         Year Ended            Year Ended
                                      December 31, 2001     December 31, 2000
                                     -------------------   -------------------
                                     Average    Average    Average    Average
                                     Amount    Rate Paid   Amount    Rate Paid
Deposit Category                     -------   ---------   -------   ---------
----------------
Non-interest-bearing
 demand deposits                   $13,459,645    N/A    $ 9,266,150    N/A
NOW and money market deposits      $45,305,735   3.25%   $33,456,012   4.98%
Savings deposits                      $804,597   2.39%      $479,263   2.45%
Time deposits                      $35,501,884   6.17%   $24,581,207   6.21%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2001 and December 31, 2000:

                                            Outstanding at December 31,
                                            ---------------------------
               Maturity                        2001             2000
               --------                        ----             ----
           3 months or less                 $1,822,659       $  489,844
           3-6 months                        1,045,312        1,620,625
           6-12 months.                      2,188,353        3,059,350
           over 12 months                    1,306,579          900,910
                                            ----------       ----------
              Total                         $6,362,903       $6,070,729
                                            ==========       ==========


LOAN PORTFOLIO

     The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2001, the Bank had a legal lending limit for unsecured loans of up to $1.2 million to any one person.

     While risk of loss in the Bank's loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Bank's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank's real estate portfolio. Of the Bank's target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

     Management intends to originate loans and to participate with other banks with respect to loans which exceed the Bank's lending limits. Management does not believe that loan participations necessarily pose any greater risk of loss than loans which the Bank originates.

     The following is a description of each of the major categories of loans in the Bank's loan portfolio:

     COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS

     Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small- and medium-sized businesses. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although the Bank typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable, and other assets.

     CONSUMER LOANS

     The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures. In evaluating these loans management reviews the borrower's level and stability of income and past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Bank maintains a proper margin between the loan amount and collateral value.

     REAL ESTATE LOANS

     The Bank's real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans to a limited degree. These loans are made consistent with the Bank's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. These loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the Bank.

     The following table presents various categories of certain loans contained in the Bank's loan portfolio at December 31, 2001 and 2000:

                                        As of              As of
Type of Loan                       December 31, 2001  December 31, 2000
------------                       -----------------  -----------------
Commercial, financial
 and agricultural                    $39,818,315        $40,028,690
Real estate - construction            15,386,635         10,819,433
Real estate - mortgage                22,238,395         15,394,957
Installment and other loans to
Individuals                            8,522,039          7,688,399
                                     -----------        -----------
Subtotal                              85,965,384         73,931,479
Less:  Allowance for
        possible loan losses          (1,305,459)          (970,619)
                                     -----------        -----------
Total (net of allowances)            $84,659,925        $72,960,860
                                     ===========        ===========

     The following is a presentation of an analysis of maturities of loans as of December 31, 2001.
                                            Due After
                                Due in 1      1 to      Due After
Type of Loan                  Year or Less   5 Years     5 Years      Total
------------                  ------------   -------     -------      -----
                                                (In thousands)
Commercial, financial
 And agricultural                $24,887     $14,931        --       $39,818
Real estate-construction          15,387       --           --        15,387
                                 -------     -------     -------     -------
   Total                         $40,274     $14,931     $     0     $55,205
                                 =======     =======     =======     =======

     For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2001:


                                            Due After
                                Due in 1      1 to      Due After
Interest Category             Year or Less   5 Years     5 Years      Total
-----------------             ------------   -------     -------      -----
                                                (In thousands)
Predetermined interest rate      $16,023     $ 9,613        --       $25,636
Floating interest rate            24,251       5,318        --        29,569
                                 -------     -------     -------     -------
                                 $40,274     $14,931     $     0     $55,205
                                 =======     =======     =======     =======

     As of December 31, 2001 and 2000, loans with principal balances of $647,219 and $322,151, respectively, were on non-accrual status. At December 31, 2001 and 2000, loans with an aggregate principal balance of $0 and $44,200, respectively, were contractually past due 90 days or more as to principal and interest payments and still accruing interest. No loans at December 31, 2001 and 2000 met the definition of "troubled-debt restructurings." The Bank considers impaired loans to include all restructured loans, loans on which the accrual of interest has been discontinued and all other loans which are performing according the loan agreement, but may have substantive indications of potential credit weakness. The Bank's recorded investment in impaired loans amounted to $2,792,104 and $1,017,154 at December 31, 2001 and 2000, respectively. These loans had related allowances for loan losses of $258,000 and $126,000 at December 31, 2001 and 2000.

     As of December 31, 2001 and 2000, there were no loans not disclosed above that were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

     Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. Average non-accruing loans amounted to $463,112 during 2001 and $199,374 during 2000.


SUMMARY OF LOAN LOSS EXPERIENCE

     An analysis of Rivoli's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

                                       Year Ended           Year Ended
                                    December 31, 2001    December 31, 2000
                                    -----------------    -----------------
Balance at beginning of period         $  970,619           $  691,584
                                       ----------           ----------
Charge-offs:
  Installments and other
   loans to individuals                   (21,131)             (28,926)
  Commercial, financial and
   agricultural                           (64,532)             (63,910)
  Real estate - mortgage                    --                   --
  Real estate - construction                --                   --
                                       ----------           ----------
Recoveries:
  Installment and other loans
   to individuals                          11,719                4,144
  Commercial, financial and
   agricultural                            23,784                2,727
  Real estate - mortgage                    --                   --
  Real estate - construction                --                   --
  Lease financing                           --                   --
                                       ----------           ----------
Net charge-offs                           (50,160)             (85,965)
Additions charged to operations           385,000              365,000
                                       ----------           ----------
Balance at end of period               $1,305,459           $  970,619
                                       ==========           ==========

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period             0.06%                0.16%
                                           ====                 ====

     At the dates indicated, the allowance was allocated as follows:

                                             At                    At
                                      December 31, 2001     December 31, 2000
                                     -------------------   -------------------
                                                Percent               Percent
                                               of loans              of loans
                                                in each               in each
                                               category              category
                                               to total              to total
                                     Amount      loans     Amount      loans
                                     -------   ---------   -------   ---------
Commercial, financial
 and agricultural                  $  610,000     46.3%  $  563,000     54.1%
Real estate - construction            310,000     17.9%     157,000     14.6%
Real estate - mortgage                190,000     25.9%     125,000     20.8%
Installment and other loans
 to individuals                       155,000      9.9%     121,000     10.5%
Unallocated                            40,459      N/A        4,619      N/A
                                   ----------    -----   ----------    -----
   Total                           $1,305,459    100.0%  $  970,619    100.0%
                                   ==========    =====   ==========    =====


LOAN LOSS RESERVE

     In considering the adequacy of the Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 2001, 46.3% of outstanding loans are in the category of commercial loans, which includes commercial real estate loans and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, 94.0% of these commercial loans at December 31, 2001 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

     The Bank's consumer loan portfolio is also well secured.  At
December 31, 2001, the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

     Real estate mortgage loans constituted 25.9% of outstanding loans at December 31, 2001. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

     A review of the loan portfolio by an independent firm is conducted twice per year. The purpose of these reviews is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report will be approved by the Bank's Board and management. In addition to the above independent reviews, the Bank's primary regulators, the Georgia Banking Department and the FDIC, will conduct an annual examination of the loan portfolio. Upon completion, the regulatory agencies will present their report of findings to the Board and management of the Bank. Information provided from the above independent sources, together with information provided by the management of the Bank and other information known to members of the Board, will be utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board will attempt to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.


INVESTMENTS

     As of December 31, 2001, investment securities comprised approximately 18.7% of the Bank's assets and net loans comprised approximately 70.6% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and obligations issued by counties and municipalities. In addition, the Bank enters into federal funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, at the dates indicated, the book value of the Bank's investments. All securities held at December 31, 2001 and 2000 were categorized as available for sale.

                                                 At December 31,
                                           --------------------------
     Investments Available for Sale:           2001           2000
     ------------------------------            ----           ----
     Obligations of U.S. Agencies          $12,160,057    $13,143,478
     Mortgage pools                          6,336,898      1,128,769
     Municipal securities                    2,943,851         -  -
     Other securities                          529,350        594,000
     Federal Home Loan Bank stock              500,000        250,000
                                           -----------    -----------
          Total                            $22,470,156    $15,116,247
                                           ===========    ===========

     The following table indicates the amount, at December 31, 2001, of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                             Weighted
                                                             Average
                                                Amount       Yield (1)
                                                ------       ---------
                                        (Dollars in thousands)
Investments Available for Sale:
------------------------------
Obligations of U.S. Agencies:
  0-1 Yr.                                     $   518          6.50%
  Over 1 through 5 Yrs.                         9,770          6.01%
  Over 5 through 10 Yrs.                        1,872          5.62%

Mortgage pools:
  Over 1 through 5 Yrs                             90          5.79%
  Over 5 through 10 Yrs                         1,396          5.44%
  Over 10 Yrs.                                  4,851          6.17%

Municipal Securities(1):
  Over 1 through 5 Yrs                            500          4.55%
  Over 5 through 10 Yrs                           487          5.55%
  Over 10 Yrs.                                  1,957          5.79%

Other securities:
  Over 1 through 5 Yrs.                           529          4.25%

Federal Home Loan Bank stock(no maturity)	        500          6.00%
                                              -------          ----
     Total                                    $22,470          5.84%
                                              =======          ====
______________________________

(1)	The average yield on municipal securities is tax-equivalent.

RETURN ON EQUITY AND ASSETS

     Returns on average assets and average equity for the periods indicated are as follows:
                                                    Year Ended
                                                    December 31,
                                                 ------------------
                                                  2001        2000
                                                  ----        ----
Return on average assets                          0.70%       0.42%
Return on average equity                         10.00%       4.70%
Average equity to average assets ratio            7.00%       8.90%
Dividend payout ratio                             --          --


ASSETS AND LIABILITY MANAGEMENT

     It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan investment, borrowing and capital policies. An assets and liabilities management committee of the Board is responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals and businesses. Management seeks to invest the largest portion of the Bank's assets in commercial, consumer and real estate loans.

     The Bank's asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings. As of December 31, 2001, federal funds and investment securities comprised approximately 21.1% of the Bank's assets, with net loans comprising approximately 70.6% of the Bank's assets.


EMPLOYEES

     As of March 20, 2002, the Bank had 36 full-time employees. The Bank plans to hire additional persons as needed, including additional tellers and financial service representatives. All employees of the Company are also employees of the Bank and receive all compensation from the Bank.


CORRESPONDENT BANKING

     Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, over line and liquidity loan participations and sales of loans to or participations with correspondent banks.

     The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. Management of the Bank has established correspondent relationships with the Bankers Bank, Atlanta, Georgia and Compass Bank, Birmingham, Alabama. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondent in non-interest-bearing accounts. At December 31, 2001, the Bank had no outstanding participations sold to other financial institutions.


MONETARY POLICIES

     The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank or the Company.


DATA PROCESSING

     The Bank has entered into a data processing servicing agreement with Jack Henry & Associates, Inc. pursuant to which the Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.


SUPERVISION AND REGULATION

     GENERAL

     The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Georgia Department of Banking and Finance (the "Georgia Banking Department") and the FDIC. In addition, the Company is subject to certain periodic reporting and disclosure requirements of the Securities and Exchange Commission.

	The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, as amended, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

	Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisition of banks by bank holding companies were repealed, such that the Company, or any other bank holding company located in Georgia, may acquire a bank located in any other state, and a bank holding company located outside Georgia may acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

	De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws. The legislature of the State of Georgia has enacted an interstate banking statute which allows bank holding companies located throughout the United States to acquire banks and bank holding companies located in Georgia under certain conditions. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Georgia generally.

	Georgia banks are permitted by statute to branch statewide. Such branch banking, however, is subject to prior approval by the Georgia Banking
Department and the FDIC. Any approval by the Georgia Banking Department and the FDIC would take into consideration several factors, including the Bank's level of capital, the prospects and economics of the proposed branch office, the overall financial condition and safety and soundness of the applicant bank, and other considerations deemed relevant by the Georgia Banking
Department and the FDIC for purposes of determining whether approval should be granted to open a branch office.

	A bank holding company which has not elected to become a financial holding company under the Gramm-Leach-Bliley Act, as discussed below, will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, bank holding companies may still engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

	The list of permissible nonbanking activities includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

	In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Generally, bank holding companies must obtain approval of the Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect an activity for which Federal Reserve Board approval had been obtained.

	Georgia law requires every bank holding company to obtain the prior approval of the Georgia Banking Department before acquiring more than 5% of the voting shares of any Georgia bank or all or substantially all of the assets of a Georgia bank, or before merging or consolidating with any Georgia bank holding company. A bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any Georgia bank unless the Georgia bank to be acquired has been in existence and continuously operating, on the date of the acquisition, for a period of five years or more.

	Georgia law contains provisions that limit interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Georgia law. The relative importance of these interest limitation laws to the financial operations of the Bank will vary from time to time, depending upon a number of factors, including conditions in the money markets, the cost and availability of funds and prevailing interest rates.

	Pursuant to Georgia law, no person or group of persons may, directly or indirectly or acting by or through one or more persons, purchase or acquire a controlling interest in any financial institution which would result in the change in control of that financial institution unless the Georgia Banking Department first shall have approved such proposed acquisition. A person or group will be deemed to have acquired "control" of a bank if the person or group directly or indirectly, or acting through one or more other persons, has the power to direct the management or policies of the financial institution or to vote 26% or more of any class of voting securities of the financial institution.

     GRAMM-LEACH-BLILEY

     The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999 ("GLBA"), enacted in 1999, enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws, which prohibited the affiliation of banks and these other financial services entities under a single holding company. Bank holding companies, and other types of financial services entities, may elect to become financial holding companies under the new law, which will enable them to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

     To become a financial holding company, a bank holding company must provide notice to the Federal Reserve Board of its desire to become a financial holding company, and certify to the Federal Reserve Board that each of its bank subsidiaries is "well-capitalized," "well-managed" and has at least a "satisfactory" rating under the Community Reinvestment Act.

     The GLBA establishes a system of functional regulation, under which the Federal Reserve Board will regulate the banking activities of financial holding companies and other federal banking regulators will regulate banks' financial subsidiaries. The SEC will regulate securities activities of financial holding companies and state insurance regulators will regulate their insurance activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

	The implementation of the act increases competition in the financial services sector by allowing many different entities, including banks and bank holding companies, to affiliate and/or to merge with other financial services entities and cross-sell their financial products in order to better serve their current and prospective customers. At this time, the Company does not intend to seek qualification as a financial holding company or to enter into these additional financial services areas.

     DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow for the Company is dividends from the Bank. There are various statutory and regulatory limitations on the payment of dividends by the Bank, as well as dividends paid by the Company to its shareholders.

     The payment of dividends by the Company and the Bank may be affected or limited by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which could include the payment of dividends depending on the institution's financial condition), such authority may require, after notice and hearing, that the bank cease and desist from such practice. The FDIC and the Federal Reserve Board have issued policy statements that provide, generally, that insured banks and bank holing companies should only pay dividends out of current operating earnings. The Federal Reserve has issued a policy statement to the same effect for bank holding companies. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991, as discussed below.

	Under Georgia law, the Bank must obtain approval of the Georgia Banking Department before they may pay cash dividends out of retained earnings if (1) the total classified assets at the most recent examination of such bank exceed 80% of the equity capital, (2) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year, or (3) the ratio of equity capital to adjusted assets is less than 6%.

     CAPITAL ADEQUACY REQUIREMENTS

     Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The FDIC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk level of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

	The Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries.

	Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies.

	The Federal Reserve Board requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

	The FDIC has also adopted a rule substantially similar to that issued by the Federal Reserve Board, that establishes a minimum leverage ratio of 3% and provides that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement should contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

	The risk-based capital guidelines of the Federal Reserve Board and the FDIC explicitly include provisions regarding a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

	The Federal Reserve Board and the FDIC have added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or (ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

     PROMPT CORRECTIVE ACTION

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICIA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized,"
"significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

	As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

	The OCC, the Federal Reserve Board and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                              Total Risk-     Tier 1 Risk-       Tier 1
                             Based Capital    Based Capital    Leverage
                                Ratio            Ratio           Ratio
                             -------------    -------------     --------
Well capitalized(1)          greater than     greater than    greater than
                             or equal to 10%  or equal to 6%  or equal to 5%
Adequately capitalized(1)    greater than     greater than    greater than
                             or equal to 8%   or equal to 4%  or equal 4% (2)
Undercapitalized(4)          less than 8%     less than 4%    less than 4% (3)
Significantly
 undercapitalized(4)         less than 6%     less than 3%    less than 3%
Critically undercapitalized      --               --          less than or
                                                              equal to 2% (5)
____________________
(1)  An institution must meet all three minimums.
(2) Greater than or equal to 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) Less than 3% for composite 1-rated institutions, subject to applicable federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5)  Ratio of tangible equity to total assets.

	In addition, the Federal Reserve Board and the FDIC have adopted regulations, pursuant to the FDICIA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

     REPORTING REQUIREMENTS

     As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

     The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. The Company and the Bank are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.



ITEM 2.	DESCRIPTION OF PROPERTY.
-------     ------------------------

     The Bank owns and operates two banking offices in Macon, Georgia, one at 5980 Zebulon Road and the other at 515 Mulberry Street. The Zebulon Road office is located on approximately 1.16 acres and contains 36 regular parking spaces and two handicap spaces. The one-story brick building contains approximately 4,500 square feet, with an attached drive-up canopy of approximately 1,500 square feet. The building has five teller stations, one drive-up station, and one ATM station. The drive-up window is located behind the teller stations and serves two drive-up lanes. Two additional lanes are available for future expansion. The banking platform is roughly octagonal and contains positions for three sales and service representatives that are easily accessible to customers from the main entrance. Four offices, which are used for lending functions, are located around the outside of this space. The facility also contains a board room and operations space.

     The Mulberry Street office is located in downtown Macon in a three-story building, with the banking area of approximately 9,000 square feet located in the first floor lobby. The second and third floors consist of approximately 9,000 square feet and 6,000 square feet, respectively. The bank utilizes approximately 6,000 square feet of space in the basement of the building as an operations center. Adjacent to the building is a parking lot which contains approximately 100 spaces. These spaces are rented to individuals and local businesses for downtown parking on a monthly basis.
The building has eight teller stations and an attached drive-up station. A remote drive-up facility is available with the ability to service an additional two lanes. The banking platform consists of the customer service positions and three offices for lending functions.

     Other than normal real estate and commercial lending activities, the Bank does not invest in real estate, real estate mortgages, or securities of or interest in entities primarily engaged in real estate activities. The Company does not own or lease any real property.



ITEM 3.	LEGAL PROCEEDINGS.
-------     ------------------

     There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.



ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------     ----------------------------------------------------

     No matter was submitted during the quarter ended December 31, 2001 to a vote of security holders of the Company or the Bank.



                                     PART II


ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------     ---------------------------------------------------------

MARKET INFORMATION

     During the period covered by this report and to date, there has been no established public trading market for the Company's or the Bank's common stock.


HOLDERS OF COMMON STOCK

     As of March 20, 2002, the Company had 697 shareholders of record.


DIVIDENDS

     To date, neither the Company nor the Bank has paid any cash dividends on its common stock. It is the current policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

     The Bank's ability to pay dividends depends upon the earnings and financial condition of the Bank and certain legal requirements. The Bank may pay dividends provided that the payment is not prohibited by its Articles of Incorporation and will not render the Bank insolvent. In addition, the Georgia Financial Institutions Code and the regulations promulgated thereunder by the Georgia Banking Department further provide (a) that dividends of cash or property may be paid only out of the Bank's retained earnings; (b) that dividends may not be paid if the Bank's paid-in capital and retained earnings which are set aside for dividend payment and other distributions do not, in combination, equal at least 20% of the Bank's capital stock, and (c) that dividends may not be paid without prior approval of the Georgia Department if (i) the Bank's total classified assets at its most recent examination exceed 80% of equity capital, (ii) the aggregate amount of dividends to be declared exceeds 50% of the Bank's net profits after taxes but before dividends for the previous calendar year, or (iii) the ratio of the Bank's equity capital to adjusted assets is less than 6%.



ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS.
-------     -------------------------------------

     The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Bank and should be read in conjunction with the "Business" and "Financial Statements" sections included elsewhere in this Report.

     Prior to the reorganization of the Bank into a holding company structure, which was effective January 1, 2002, the Company did not conduct any operations and had only a nominal amount of assets. Accordingly, the discussion below of the financial condition and results of operations of the registrant prior to January 1, 2002 pertains solely to the Bank.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     For the years ended December 31, 2001 and 2000, net income amounted to $800,504 and $333,257, respectively. For the years ended December 31, 2001 and 2000, basic income per share amounted to $1.06 and $0.44, respectively, and diluted income per share amounted to $1.02 and $0.42, respectively. During 2001 and 2000, there were outstanding stock options that were dilutive, thus necessitating the disclosure of basic and diluted income per share. The significant increase in the Bank's earnings for 2001 compared to 2000 is primarily due to the following:

a. Average earning assets increased from $72.4 million at December 31, 2000 to $105.6 million at December 31, 2001, representing an increase of $33.2 million, or 45.9%. Below are the various components of average earning assets for the periods indicated:

                                             Year Ended December 31,
                                             -----------------------
                                                2001           2000
                                                ----           ----
                                                  (In thousands)
     Federal funds sold                      $  6,956       $  3,386
     Securities                                19,186         14,187
     Net loans                                 79,475         54,813
                                             --------       --------
     Total earning assets                    $105,617       $ 72,386
                                             ========       ========

b. Primarily as a consequence of the increase in earning assets, net interest income increased from $3,343,312 for the year ended December 31, 2000 to $4,360,314 for the year ended December 31, 2001.

     Below are the various components of interest income and expense, as well as their yield/costs for the periods indicated:

                                          Year Ended          Year Ended
                                       December 31, 2001   December 31, 2000
                                       -----------------   -----------------
                                       Interest            Interest
                                       Income/     Yield   Income/     Yield
                                       Expense     Cost    Expense     Cost
                                       --------    -----   --------    -----
                                               (Dollars in thousands)
Interest income:
Federal funds sold                     $  317      4.55%   $  225      6.63%
Securities                              1,148      6.02%      902      6.36%
Loans, net                              7,128      8.97%    5,666     10.34%
                                       ------              ------
     Total                             $8,593      8.14%   $6,793      9.38%
                                       ======              ======

Interest expense:
NOW  and money market deposits         $1,471      3.25%   $1,665      4.98%
Savings deposits                           19      2.39%       12      2.45%
Time deposits                           2,191      6.17%    1,526      6.21%
Federal funds
 and repurchase agreements                  1      6.40%       12      5.40%
FHLB borrowings                           550      5.52%      235      6.02%
                                       ------              ------
     Total                             $4,232      4.62%   $3,450      5.51%
                                       ======              ======

           Net interest income         $4,361              $3,343
                                       ======              ======

Net yield on earning assets                        4.13%               4.62%
                                                   ====                ====

c. Non-interest income increased 51.1%, from $554,071 during 2000 to $837,239 during 2001. This increase was due primarily to an increase in rental income and increases in service fees on deposit accounts. Non-interest expense increased 12.9%, from 3,162,826 during 2000 to 3,571,449 during 2001. The primary reason non-interest expenses increased at a slower rate than non-interest income is management's ability to control operating costs in a declining-rate environment.

d. The positive factors described above were offset somewhat by the decline in the general level of interest rates during 2001. The yield on earning assets declined from 9.38% in 2000 to 8.14% in 2001, while the average cost of funds declined from 5.51% in 2000 to 4.62% in 2001. Because the decline in the yield on earning assets (124 basis points) outpaced the decline in the cost of funds (89 basis points), the net yield on earning assets declined from 4.62% in 2000 to 4.13% in 2001.

     NET INTEREST INCOME

     The Bank's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Bank, the ability to generate net interest income is dependent upon the Bank's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

     The Bank's net interest income for 2001 was $4,360,214 as compared to $3,343,312 for 2000. Average yield on earning assets was 8.14% and 9.38% for the years ended December 31, 2001 and 2000, respectively. The average cost of funds for 2001 declined to 4.62% from the 2000 cost of 5.51%. Net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yield for the years ended December 31, 2001 and 2000 amounted to 4.13% and 4.62%, respectively. Net interest income for 2001 as compared to 2000 increased by $1,017,002, primarily due to the increase in average earning assets from $72,386,089 in 2000 to $105,617,132 in 2001.

     NON-INTEREST INCOME

     Non-interest income for the years ended December 31, 2001 and 2000 amounted to $837,239 and $553,071, respectively. As a percentage of average assets, non-interest income increased from 0.69% in 2000 to 0.70% in 2001. The $284,168 increase is primarily due to higher service fees on deposit accounts (because of the growth in transactional accounts) and to a higher rental income from the Bank building, which became fully occupied during 2001.

     The following table summarizes the major components of non-interest income for the periods therein indicated:

                                                Year ended December 31,
                                                -----------------------
                                                   2001         2000
                                                   ----         ----
Gain on sale of securities                       $ 20,300     $  - -
Service fees on deposit accounts                  470,236      285,765
Rental income                                     257,434      183,849
Miscellaneous, other                               89,269       83,457
                                                 --------     ---------
Total non-interest income                        $837,239     $553,071
                                                 ========     ========

     NON-INTEREST EXPENSE

     Non-interest expense increased from $3,162,826 in 2000 to $3,571,449 in 2001. As a percentage of total average assets, non-interest expense declined from 3.96% in 2000 to 3.11% in 2001. Below are the components of non-interest expense for the 2001 and 2000 fiscal years.

                                               Year ended December 31,
                                               -----------------------
                                                  2001         2000
                                                  ----         ----
Salaries and other personnel benefits          $1,694,893   $1,353,871
Data processing charges                           369,196      359,024
Professional fees                                 200,094      238,945
Postage and telephone                              96,808       80,599
Supplies and printing                              93,481      104,648
Taxes and insurance                               126,113      106,880
Advertising and public relations                  151,297      162,443
Depreciation and amortization                     264,437      260,098
Utilities and maintenance                         193,929      181,046
Other expenses                                    381,201      315,272
                                               ----------   ----------
Total non-interest expense                     $3,571,449   $3,162,826
                                               ==========   ==========

     PROVISION FOR LOAN LOSSES

     During 2001, the allowance for loan losses grew from $970,619 to $1,305,459. The allowance for loan losses as a percentage of gross loans increased from 1.31% at December 31, 2000 to 1.52% at December 31, 2001. As of December 31, 2001, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that chargeoffs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


LIQUIDITY AND INTEREST RATE SENSITIVITY

     Net interest income, the Bank's primary component of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

     Interest rate sensitivity refers to the responsiveness of interest bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Bank's overall interest rate risks.

     The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2001 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                    After     After     After
                                    3 mos     6 mos     1 yr
                         Within      but       but      but
                           3       within    within    within  After
                         months     6 mos    1 year    5 yrs   5 yrs    Total
                         -------   -------   -------   ------  ------   ------
                                               (In thousands)
EARNING ASSETS:
  Loans                   41,761     4,098     6,791   32,235   1,080   85,965
  Available-for-sale
   securities              --        --          518   10,890  11,062   22,470
  Federal funds sold       2,861     --        --       --      --       2,861
                         -------   -------   -------   ------  ------   ------
  Total earning assets    44,622     4,098     7,309   43,125  12,142  111,296
                         =======   =======   =======   ======  ======   ======

SUPPORTING SOURCES OF FUNDS:
  Interest bearing
   demand deposits
   and savings            51,737     --        --       --      --      51,737
  Certificates
   of deposit             12,107     5,769     9,485    4,813   --      32,174
  FHLB borrowings          --        --        --       --     10,000   10,000
                         -------   -------   -------   ------  ------   ------
  Total interest
   bearing liabilities    63,840     5,769     9,485    4,813  10,000   93,911
                         =======   =======   =======   ======  ======   ======
Interest rate
 sensitivity gap         (19,222)   (1,671)   (2,175)  38,312   2,142   17,385
Cumulative gap           (19,222)  (20,893)  (23,069)  15,243  17,385   17,385
Interest rate
 sensitivity gap ratio      0.70      0.71      0.77     8.96    1.21     1.21
Cumulative interest rate
  sensitivity gap ratio     0.70      0.70      0.71     1.18    1.19     1.21

     As evidenced by the table above, the Bank is liability sensitive from zero to one year and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Bank, declining interest rates will increase income for approximately one year and reduce income thereafter. Conversely, an increase in interest rates will reduce income for approximately one year and increase income thereafter. This, however, assumes that all other factors affecting income remain constant.

     As the Bank continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements. Interest rate risk will, nonetheless, fall within previously adopted policy parameters to contain any risk.

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Bank's primary source of liquidity is its ability to maintain and increase deposits. Deposits grew by $16.3 million in 2001. In addition, during calendar year 2001 the Bank was able to borrow an additional $5.0 million for ten years from the Federal Home Loan Bank. Below are the pertinent liquidity balances and ratios at December 31, 2001 and 2000.

                                         December 31,     December 31,
                                            2001             2000
                                         ------------     ------------
Cash and cash equivalents                $ 7,662,347      $ 6,338,635
Securities                                22,470,156       15,116,247
CDs over $100,000
 to total deposits ratio                        6.4%             7.2%
Loans to deposit ratio                         84.5%            87.0%
Brokered deposits                             --               --

     Large denomination certificates of deposit ("CDs") during 2001 increased by approximately $0.3 million, and reliance on large denomination CDs to fund normal banking operations has declined slightly relative to other sources of funds. At December 31, 2001 and 2000, large denomination CDs accounted for 6.4% and 7.2% of total deposits, respectively. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above CDs were obtained from Bank customers residing in Bibb County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Bibb County, as outside depositors are believed to be more likely to be interest rate sensitive.

     Cash and cash equivalents are the primary source of liquidity. At December 31, 2001, cash and cash equivalents amounted to $7.7 million, representing 6.4% of total assets.

     Securities, particularly securities available for sale, provide a secondary source of liquidity. Approximately $0.5 million of the $22.5 million of the Bank's securities portfolio is scheduled to mature during 2002. Additionally, several securities have call dates prior to their maturity dates and others are reducing principal on a monthly basis, thus enhancing the Bank's liquidity posture.

     Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2001, the Bank had no brokered deposits in its portfolio.

     Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Bank's liquidity increasing or decreasing in any material way in the foreseeable future.


CAPITAL ADEQUACY

     The various federal bank regulators, including the FDIC, have two primary measures of capital adequacy for banks: (i) risk-based capital guidelines; and (ii) the leverage ratio. These standards define capital and establish minimum capital standards in relation to the degree of risk perceived in an institution's assets and off-balance sheet items. Capital is divided into two tiers. For banks, Tier 1 or "core" capital consists of common shareholders' equity, qualifying non-cumulative perpetual preferred stock and related surplus, and minority interests in the common equity accounts of consolidated subsidiaries, reduced by goodwill, certain other intangible assets and certain deferred tax assets. Tier 2 capital consists of the allowance for loan and lease losses, cumulative perpetual preferred stock, long-term preferred stock, perpetual preferred stock where the dividend is reset periodically based on the bank's current credit standing, hybrid capital instruments, term subordinated debt, intermediate term preferred stock, and certain net unrealized holding gains on securities.

     At December 31, 1994, a risk-based capital measure and minimum ratio standards were fully phased in, with a minimum total capital ratio of 8.0% and Tier 1 capital equal to at least 50% of total capital. The FDIC also has a minimum leverage ratio of Tier 1 capital to total assets of 3.0%.

     The FDIC has emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such minimum levels of capital only if it were rated a composite "one" under the regulatory rating system for banks. All other banks are required to maintain a leverage ratio of at least 4.0%. These rules further provide that banking organizations anticipating or experiencing significant internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

     At December 31, 2001, the Bank's Tier 1 (to risk-weighted assets) capital ratio was 8.9%. At December 31, 2001, the Bank's total risk-based capital ratio was 10.2%. These ratios exceed the minimum capital adequacy guidelines imposed by federal regulatory authorities on banks, which are 4.0% for Tier 1 capital and 8.0% for total risk-based capital. The ratios also exceed the minimum guidelines imposed by the same regulatory authorities to be considered "well-capitalized," which are 6.0% of Tier 1 capital and 10.0% for total risk-based capital.

     The Bank does not have any commitments which it believes would reduce its capital to levels inconsistent with the minimum capital adequacy guidelines.

     The table below illustrates the Bank's regulatory capital ratios at December 31, 2001:
                                                           Minimum
                                           December 31,   regulatory
                                               2001       requirement
                                           ------------   -----------
     Tier 1 Capital                            8.9%           4.0%
     Tier 2 Capital                            1.3%           N/A
        Total risk-based capital ratio        10.2%           8.0%
     Leverage ratio                            6.7%           4.0%



ITEM 7.	FINANCIAL STATEMENTS.
-------     ---------------------

     The following financial statements are filed as Exhibit 99.1 to this report and incorporated herein by reference:

   Report of Independent Accountants
   Balance Sheets-December 31, 2001 and 2000
   Statements of Income - Years ended December 31, 2001 and 2000
   Statements of Changes in Shareholders' Equity -
     Years ended December 31, 2001 and 2000
   Statements of Cash Flows-Years ended December 31, 2001 and 2000 Notes to Financial Statements



ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------     ---------------------------------------------------------------
            FINANCIAL DISCLOSURE.
            ---------------------

     There has been no occurrence requiring a response to this Item.



                                  PART III


ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------     -------------------------------------------------------------
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
            --------------------------------------------------

	The information relating to the directors and executive officers of the Company contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders is incorporated herein by reference.



ITEM 10.	EXECUTIVE COMPENSATION.
--------    -----------------------

	The information relating to executive compensation contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders is incorporated herein by reference.



ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------    ---------------------------------------------------------------

	The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders is incorporated herein by reference.



ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------    -----------------------------------------------

	The information relating to certain relationships and related transactions contained in the Company's definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders is incorporated herein by reference.



ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.
--------    ---------------------------------

     (a) EXHIBITS. The Index to Exhibits appears immediately following the signature page hereto and is incorporated herein by reference.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2001.



                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      RIVOLI BANCORP, INC.

Dated:  March 26, 2002                By:  /s/ J. Patrick McGoldrick
        ---------------                    --------------------------
                                           J. Patrick McGoldrick
                                           President and Chief Executive
                                           Officer
                                           (principal executive officer)

Dated:  March 26, 2002                By:  /s/ Geraldine Bolen
        ---------------                    --------------------------
                                           Geraldine Bolen
                                           Chief Financial Officer
                                           (principal financial and
                                            accounting officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Ethel A. Cullinan                Director             March 26, 2002
------------------------
Ethel A. Cullinan

/s/ A.V. Elliott                     Director             March 26, 2002
------------------------
A.V. Elliott

/s/ Roy H. Fickling                  Director             March 26, 2002
------------------------
Roy H. Fickling

/s/ Edward H. Greene                 Director             March 26, 2002
------------------------
Edward H. Greene

/s/ D. Frank Gunn                    Director             March 26, 2002
------------------------
D. Frank Gunn

/s/ Henry K. Koplin                  Director             March 26, 2002
------------------------
Henry K. Koplin

/s/ Edward P. Loomis                 Director             March 26, 2002
------------------------
Edward P. Loomis

/s/ J. Patrick McGoldrick            Director             March 26, 2002
------------------------
J. Patrick McGoldrick

/s/ C. Warren Selby, Jr.             Director             March 26, 2002
------------------------
C. Warren Selby, Jr.

/s/ Raymond H. Smith, Jr.            Director             March 26, 2002
------------------------
Raymond H. Smith, Jr.

/s/ William T. Wiley, Jr.            Director             March 26, 2002
------------------------
William T. Wiley, Jr.

/s/ F. Tredway Shurling              Director             March 26, 2002
------------------------
F. Tredway Shurling



                                    EXHIBIT INDEX
                                    -------------

	The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by "*" were previously filed as a part of, and are hereby incorporated by reference from, the Current Report on Form 8-K filed by the Company on March 14, 2002 ("8-K").


    Exhibit No.               Description of Exhibit
    -----------               ----------------------
      * 2.1 Plan of Reorganization and Agreement to Merge, dated as of March 27, 2001 by and between the Bank and Rivoli Interim Corp. and joined in by the Company (8-K, Exh. 2.1)

      * 3.1    Articles of Incorporation of the Company (8-K, Exh. 3.1)

      * 3.2    Bylaws of the Company (8-K, Exh. 3.2)

        4.1    Specimen Common Stock Certificate

       10.1    1998 Stock Option Plan

       10.2    Form of Incentive Stock Option Agreement

       10.3    Form of Non-Qualifying Stock Option Agreement

       10.4    Employment Agreement with J. Patrick McGoldrick

       21.1    Subsidiaries of the Registrant

       99.1    Financial Statements