Form 10QSB
period 2002-03-31
RIVOLI BANCORP INC
filed 2002-05-14
CIK 1160861

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2002.

                              OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934
      For the transition period from               to
                                      ------------    ------------

                            File No.   N/A

                          RIVOLI BANCORP, INC.
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


             Georgia                          58-2631780
    ------------------------   ------------------------------------
    (State of Incorporation)   (I.R.S. Employer Identification No.)

                515 Mulberry Street, Macon, Georgia 31201
     ------------------------------------------------------------------
                 (Address of Principal Executive Offices)

                           (478) 742-5040
     ------------------------------------------------------------------
             (Issuer's Telephone Number, Including Area Code)

                                 N/A
     ------------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year,
                     if Changed Since Last Report)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X            No
                        -----            -----

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, no par value per share, 759,163 shares issued and outstanding as of May 11, 2002.



PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
    -----------------------------


                             RIVOLI BANCORP, INC.
                               MACON, GEORGIA
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                             March 31,    December 31,
                                                2002          2001
                                          ------------    ------------

                                 ASSETS
                                 ------

Cash and due from banks                   $  4,559,921    $  4,801,347
Federal funds sold, net                      3,731,000       2,861,000
                                          ------------    ------------
  Total cash and cash equivalents         $  8,290,921    $  7,662,347

Securities:
 Available for sale, at fair values         22,966,055      22,470,156
Loans, net                                  84,578,822      84,659,925
Property and equipment, net                  3,811,448       3,863,577
Other real estate owned                         66,953            - -
Other assets                                 1,335,342       1,298,413
                                          ------------    ------------
Total Assets                              $121,049,541    $119,954,418
                                          ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Liabilities:
 Deposits
  Non-interest bearing deposits           $ 15,415,353    $ 16,275,540
  Interest bearing deposits                 85,313,809      83,911,277
                                          ------------    ------------
    Total deposits                        $100,729,162    $100,186,817
FHLB borrowings                             10,000,000      10,000,000
Other liabilities                            1,695,137       1,267,561
                                          ------------    ------------

  Total liabilities                       $112,424,299    $111,454,378
                                          ------------    ------------
Commitments and contingencies

Shareholders' Equity:
Preferred stock, $1.00 par value;
 5.0 million shares authorized;
 no shares issued and outstanding         $     -  -      $     -  -
Common stock, $1.00 par value; 50.0
 million shares authorized; 759,163
 (3/02) and 754,308 (12/01) shares
 issued and outstanding                        759,163         754,308
Paid-in capital                             6,847,578       6,795,912
Retained earnings                             953,437         696,365
Accumulated other
  comprehensive income                          65,064         253,455
                                          ------------    ------------
  Total Shareholders' Equity              $  8,625,242    $  8,500,040
                                          ------------    ------------
Total liabilities and
 shareholders' equity                     $121,049,541    $119,954,418
                                          ============    ============


        Refer to notes to the consolidated financial statements.



                             RIVOLI BANCORP, INC.
                               MACON, GEORGIA
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           FOR THE THREE MONTHS ENDED

                                                      March 31,
                                             ------------------------
                                                2002          2001
                                                ----          ----
Interest income                              $1,883,464    $2,219,741
Interest expense                                691,114     1,217,721
                                             ----------    ----------
Net interest income                          $1,192,350    $1,002,020

Provision for possible loan losses               99,000       125,000
                                             ----------    ----------
Net interest income after provision
 for possible loan losses                    $1,093,350    $  877,020
                                             ----------    ----------

Other income
 Service charges                             $  175,688    $   81,266
 Gain on sale of securities                      28,164          - -
 Rent and parking revenue                        63,924        61,408
 Other fees                                      40,544        18,530
                                             ----------    ----------
  Total other income                         $  308,320    $  161,204
                                             ----------    ----------

Salaries and benefits                        $  466,789    $  409,020
Advertising and business development             36,186        24,032
Office supplies expense                          24,732        26,986
ATM machine expense                              19,523        11,851
Depreciation expense                             63,600        63,000
Legal and professional                           68,626        49,737
Data processing & correspondent charges          90,770        88,739
Telephone and postage                            16,795        18,742
Other operating expenses                        198,264       150,755
                                             ----------    ----------
  Total operating expenses                   $  985,285    $  842,862
                                             ----------    ----------

Net income before taxes                      $  416,385    $  195,362

Income taxes                                    159,500        68,377
                                             ----------    ----------

Net income                                   $  256,885    $  126,985
                                             ==========    ==========

Basic income per share                       $      .34    $      .17
                                             ==========    ==========

Diluted income per share                     $      .33    $      .16
                                             ==========    ==========


          Refer to notes to the consolidated financial statements.



                          RIVOLI BANCORP, INC.
                            MACON, GEORGIA
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                            For the three-month period
                                                   Ended March 31,
                                            ---------------------------
                                                 2002           2001
                                                 ----           ----
Cash flows from operating activities:       $    789,493   $    410,242
                                            ------------   ------------
Cash flows from investing activities:
  Investment in OREO                        $    (66,953)  $       - -
  Purchase of fixed assets                       (11,471)       (49,730)
  Purchase of securities, AFS                 (5,380,218)    (2,345,299)
  Maturity and paydowns, AFS                     437,764        640,532
  Sale of securities, AFS                      4,278,990           - -
  (Increase) in loans, net                       (17,897)    (2,306,991)
                                            ------------   ------------
Net cash used by investing activities       $   (759,785)  $ (4,061,488)
                                            ------------   ------------

Cash flows from Financing Activities:
  Exercise of stock options                 $     56,521   $       - -
  Reduction in federal funds purchased              - -      (1,700,000)
  Increase in FHLB borrowings                       - -       5,000,000
  Increase in deposits                           542,345     13,659,997
                                            ------------   ------------
Net cash provided from financing activities $    598,866   $ 16,959,997
                                            ------------   ------------

Net increase (decrease) in
 cash and cash equivalents                  $    628,574   $ 13,308,751
Cash and cash equivalents,
 beginning of period                           7,662,347      6,338,635
                                            ------------   ------------
Cash and cash equivalents, end of period    $  8,290,921   $ 19,647,386
                                            ============   ============


        Refer to notes to the consolidated financial statements.



                          RIVOLI BANCORP, INC.
                            MACON, GEORGIA
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
        FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2002

                                                       Accumulated
                                                          Other
              Number                 Paid                Compre-     Total
                Of      Common       -in-      Retained  hensive  Shareholders'
              Shares    Stock       Capital    (Deficit) Income      Equity
              ------   ---------    -------    --------  ------      ------

Balance,
December 31,
  2000         754,308 $3,771,540 $3,776,175 $ (104,139)$  71,776  $ 7,515,352
               -------  ---------  ---------  ---------  --------   ----------
Comprehensive income:
Net income,
 three-month
 period ended
 March 31,
 2001           -  -       -  -       -  -      126,985    -  -        126,985
Net unrealized
 gains on
 securities,
 three-month
 period ended
 March 31,
 2001           -  -       -  -       -  -       -  -     173,955      173,955
               -------  ---------  ---------  ---------  --------   ----------
Total
 comprehensive
 income         -  -       -  -       -  -      126,985   173,955      300,940
               -------  ---------  ---------  ---------  --------   ----------

Balance,
 March 31,
 2001          754,308 $3,771,540 $3,776,175 $   22,846 $ 245,731  $ 7,816,292
               =======  =========  =========  =========  ========   ==========

---------------------------------------------------------

Balance,
 December 31,
 2001          754,488 $3,772,440 $3,777,780 $  696,365 $ 253,455  $ 8,500,040
               -------  ---------  ---------  ---------  --------   ----------

Conversion of
 stock to $1.00
 par value      -  -   (3,017,952) 3,017,952     -  -      -  -         -  -
               -------  ---------  ---------  ---------  --------   ----------

Balance,
 December 31,
 2001 reflecting
 exchange of
 stock         754,488 $  754,488 $6,795,732 $  696,365 $ 253,455  $ 8,500,040
               -------  ---------  ---------  ---------  --------   ----------

Exercise of
 4,675 stock
 options         4,675      4,675     51,846     -  -      -  -         56,521

Rounding
 adjustements   -  -       -  -       -  -          187    -  -            187

Comprehensive income:
Net income,
 three-month
 period ended
 March 31,
 2002           -  -       -  -       -  -      256,885    -  -        256,885
Net unrealized
 (loss) on
 securities,
 three-month
 period ended
 March 31,
 2002           -  -       -  -       -  -       -  -    (188,391)    (188,391)
               -------  ---------  ---------  ---------  --------   ----------
Total
 comprehensive
 income         -  -       -  -       -  -      256,885  (188,391)      68,494
               -------  ---------  ---------  ---------  --------   ----------

Balance,
 March 31,
 2002          759,163 $  759,163 $6,847,578 $  953,437 $  65,064  $ 8,625,242
               ======= ========== ========== ========== =========  ===========

                  Refer to notes to the financial statements.



                       RIVOLI BANCORP, INC.
                          MACON, GEORGIA
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          MARCH 31, 2002


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and footnotes thereto included in the December 31, 2001 audit report.


NOTE 2 - SUMMARY OF ORGANIZATION

	Rivoli Bank & Trust, Macon, Georgia, (the "Bank") was incorporated under the laws of the State of Georgia on September 17, 1996 to provide a full range of banking services to residents and businesses of Bibb County, Georgia. Requisite approvals from the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation (the "FDIC") were obtained prior to commencement of banking operations. The Bank commenced operations on June 12, 1997, and, as of March 31, 2002, has two banking facilities in Macon, Georgia. On January 1, 2002, the Bank effected a holding company reorganization, and is presently the sole subsidiary of Rivoli BanCorp, Inc., Macon, Georgia (the "Company"). This reorganization was effected through the exchange of shares on a one-for-one basis. Note that for the purpose of comparing 2002 Company results with 2001 Bank results, all 2001 Bank results have been considered as Company results.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FASB 141") addresses financial accounting and reporting for business combinations and supersedes both APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of FASB 141 are to be accounted for using one method - the purchase method. The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001. The adoption of FASB 141 is not expected to have a material impact on the financial position or results of operations of the Company.

	Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FASB 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion
No. 17, "Intangible Assets." FASB 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FASB 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 142 is not expected to have a material impact on the financial position or results of operations of the Company.

	Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FASB 143") addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB 143 applies to all entities. FASB 143 also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. FASB 143 amends FASB Statement No. 19,
"Financial Accounting and Reporting by Oil and Gas Producing Companies".   FASB
143 is effective for fiscal years beginning after December 15, 2002. The adoption of FASB 143 is not expected to have a material impact on the financial position or results of operations of the Company.

	Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a Segment of a business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB 144 are required to be applied with fiscal years beginning after December 15, 2001. Adoption of FASB 144 is not expected to have a material impact on the financial position or results of operations of the Company.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
OF OPERATIONS.
--------------

	Total assets increased by $1.1 million to $121.0 million during the three-month period ended March 31, 2002. More specifically, cash and cash equivalents increased by $.6 million to $8.3 million, securities increased by $.5 million to $23.0 million, loans decreased by $.1 million to $84.6 million, and all other assets increased by $.1 million to $5.2 million. To fund the growth in assets, deposits increased by $.5 million to $100.7 million, other liabilities increased by $.4 million to $1.7 million, and the capital accounts increased by $.1 million to $8.6 million.


Liquidity and Sources of Capital
--------------------------------

	Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $8.3 million, representing 6.8% of total assets. Investment securities, which amounted to $23.0 million or 19.0% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Bank knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                            Bank's         Minimum regulatory
                        March 31, 2002         requirement
                        --------------     ------------------
Leverage ratio                6.7%                4.0%
Risk weighted ratio          10.0%                8.0%


Results of Operations
---------------------

Net income for the three-month period ended March 31, 2002 amounted to $256,885, or $.33 per diluted share. For the three-month period ended March 31, 2001, net income amounted to $126,985, or $.16 per diluted share. The following four items are significant when comparing the results of the three-month period ended March 31, 2002 with those of the three-month period ended March 31, 2001.

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, increased from $1,002,020 for the three-month period ended March 31, 2001 to $1,192,350 for the same period one year later, representing an increase of $190,330, or 19.0%. This increase was attained primarily because of a $10.0 million increase in average earning assets, from $101.7 million for the three-month period ended March 31, 2001 to $111.7 million for the three-month period ended March 31, 2002.

b. The net interest yield, defined as net interest income divided by average interest earning assets, increased from 3.94% for the three-month period ended March 31, 2001 to 4.27% for the three-month period ended
    March 31, 2002. The primary reason for the increase is due to the fact that the cost of funds declined by 258 basis points while the yield on earning assets declined by 200 basis points. The following table shows pertinent information concerning both the yield on earning assets and the cost of funds for the three-month period ended March 31, 2002.

                        (Dollars in '000s)
                 Avg. Assets/       Interest        Yield/
Description      Liabilities     Income/Expense      Cost
-----------      -----------     --------------     ------
Federal funds      $   2,984        $     15         2.01%
Securities            23,165             323         5.58%
Loans                 85,519           1,545         7.23%
                   ---------        --------         ----
  Total            $ 111,668        $  1,883         6.74%
                   =========        --------         ----
Transactional
 accounts          $  50,362        $    194         1.54%
Savings                1,093               4         1.46%
CD's                  32,638             357         4.38%
Other borrowings      10,070             136         5.40%
                   ---------        --------         ----
  Total            $  94,163        $    691         2.94%
                   =========        --------         ----

Net interest income                 $  1,192
                                    ========

Net yield on earning assets                          4.27%
                                                     ====

c. Total non-interest income increased from $161,204 for the three month period ended March 31, 2001 to $308,320 for the three-month period ended March 31, 2002. As a percent of average assets, non-interest income increased from .59% for the three-month period ended March 31, 2001 to 1.03% for the three-month period ended March 31, 2002. This increase was mainly due to the introduction of a new deposit product, and to the increase in transaction accounts.

d. For the three-month period ended March 31, 2002, operating expenses amounted to $985,285, representing an annualized 3.29% of average assets. By comparison, for the three-month period ended March 31, 2001, operating expenses amounted to $842,862, representing an annualized 3.10% of average assets. This increase in operating expense as a percent of average assets is due to higher personnel, professional and other miscellaneous expenses.

      During the three-month period ended March 31, 2002, the allowance for loan losses has grown by approximately $100,000 to $1,405,544. The allowance for loan losses as a percentage of gross loans increased from 1.52% at December 31, 2001 to 1.63% at March 31, 2002. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

      The Bank is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Bank's liquidity, capital resources, or results of operations.



                              PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)  Exhibits.  No exhibits are required to be filed with this report.

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 2002.



                                    SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RIVOLI BANCORP, INC.
                                        -----------------------------------
                                        (Registrant)


Date: May 11, 2002                      BY:  /s/ Geraldine Bolen
      ------------------------             --------------------------------
                                        Geraldine Bolen, Chief Financial
                                        Officer, Principal Financial and
                                        Accounting Officer