Form 10QSB/A
period 2002-03-31
RIVOLI BANCORP INC
filed 2002-05-15
CIK 1160861

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                       FORM 10-QSB/A

(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2002.

                              OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934
      For the transition period from               to
                                      ------------    ------------

                            File No.   0-49691

                          RIVOLI BANCORP, INC.
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


             Georgia                          58-2631780
    ------------------------   ------------------------------------
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



  [This amendment to Form 10-QSB is being filed solely to include the Registrant's SEC File Number (0-49691) on the cover page, which was inadvertently omitted in the initial filing.]