Form 10QSB
period 2002-06-30
RIVOLI BANCORP INC
filed 2002-08-09
CIK 1160861

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 2002.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
----	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ---------------

                     File No.  0-49691
                               -------

                        RIVOLI BANCORP, INC.
----------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)


            Georgia                          58-2631780
    ------------------------   ------------------------------------
    (State of Incorporation)   (I.R.S. Employer Identification No.)

            515 Mulberry Street, Macon, Georgia 31201
----------------------------------------------------------------------
            (Address of Principal Executive Offices)

                          (478) 742-5040
          ------------------------------------------------
          (Issuer's Telephone Number, Including Area Code)

                              N/A
          ------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

	Common stock, no par value per share, 759,163 shares issued and outstanding as of August 6, 2002.



PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
    -----------------------------

                           RIVOLI BANCORP, INC.
                             MACON, GEORGIA
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                 ASSETS
                                 ------
                                        June 30,     December 31,
                                          2002           2001
                                        --------     ------------
Cash and due from banks              $  9,308,602    $  4,801,347
Federal funds sold, net                 1,842,000       2,861,000
                                      -----------     -----------
  Total cash and cash equivalents    $ 11,150,602    $  7,662,347
Securities:
 Available for sale, at fair values    22,284,783      22,470,156
Loans, net                             88,866,218      84,659,925
Property and equipment, net             3,777,713       3,863,577
Other real estate owned                    66,953            - -
Other assets                            1,440,795       1,298,413
                                      -----------     -----------
Total Assets                         $127,587,064    $119,954,418
                                      ===========     ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
Liabilities:
 Deposits
  Non-interest bearing deposits      $ 21,339,014    $ 16,275,540
  Interest bearing deposits            85,133,576      83,911,277
                                      -----------     -----------
    Total deposits                   $106,472,590    $100,186,817
FHLB borrowings                        10,000,000      10,000,000
Other liabilities                       1,885,155       1,267,561
                                      -----------     -----------
  Total liabilities                  $118,357,745    $111,454,378
                                      -----------     -----------

Commitments and contingencies

Shareholders' Equity:
 Preferred stock, $1.00 par value;
 5.0 million shares authorized;
 zero shares issued and outstanding  $       - -     $       - -
 Common stock, $1.00 par value; 50.0
 million shares authorized; 759,163
 (6/02) and 754,308 (12/01) shares
 issued and outstanding                   759,163         754,308
 Paid-in capital                        6,847,578       6,795,912
 Retained earnings                      1,234,520         696,365
 Accumulated other
  comprehensive income                    388,058         253,455
                                      -----------     -----------
  Total Shareholders' Equity         $  9,229,319    $  8,500,040
                                      -----------     -----------
Total liabilities and
 shareholders' equity                $127,587,064    $119,954,418
                                      ===========     ===========


          Refer to notes to the consolidated financial statements.



                           RIVOLI BANCORP, INC.
                             MACON, GEORGIA
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        FOR THE THREE MONTHS ENDED

                                                 June 30,
                                        ------------------------
                                           2002          2001
                                           ----          ----
Interest income                         $1,944,560    $2,201,706
Interest expense                           654,698     1,172,907
                                         ---------     ---------
Net interest income                     $1,289,862    $1,028,799

Provision for possible loan losses          65,000        70,000
                                         ---------     ---------

Net interest income after provision
 for possible loan losses               $1,224,862    $  958,799
                                         ---------     ---------

Other income:
 Service charges                        $  198,776    $   91,157
 Rent and parking revenue                   71,717        62,975
 Other fees                                 18,349        25,986
                                         ---------     ---------
  Total other income                    $  288,842    $  180,118
                                         ---------     ---------

Salaries and benefits                   $  496,931    $  418,089
Advertising and business development        45,690        30,685
Office supplies expense                     34,298        28,375
ATM machine expense                         23,747        22,795
Depreciation expense                        61,000        64,200
Professional and consulting                 85,866        37,100
Data processing & correspondent charges     99,442        86,088
Telephone and postage                       19,403        15,991
Other operating expenses                   200,557       172,171
                                         ---------     ---------
  Total operating expenses              $1,066,934    $  875,494
                                         ---------     ---------

Net income (loss) before taxes          $  446,770    $  263,423

Income taxes                               165,500        91,623
                                         ---------     ---------

Net income (loss)                       $  281,270    $  171,800
                                         =========     =========

Basic income (loss) per share           $      .37    $      .23
                                         =========     =========

Diluted income (loss) per share         $      .36    $      .22
                                         =========     =========

        Refer to notes to the consolidated financial statements.



                          RIVOLI BANCORP, INC.
                             MACON, GEORGIA
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         FOR THE SIX MONTHS ENDED

                                                 June 30,
                                        ------------------------
                                           2002          2001
                                           ----          ----
Interest income                         $3,828,024    $4,421,447
Interest expense                         1,345,812     2,390,628
                                         ---------     ---------

Net interest income                     $2,482,212    $2,030,819

Provision for possible loan losses         164,000       195,000
                                         ---------     ---------

Net interest income after provision
 for possible loan losses               $2,318,212    $1,835,819
                                         ---------     ---------

Other income
 Service charges                        $  374,464    $  172,423
 Rent and parking revenue                  135,641       124,383
 Other fees                                 58,893        44,516
 Gain on sale of securities                 28,164          - -
                                         ---------     ---------
  Total other income                    $  597,162    $  341,322
                                         ---------     ---------

Salaries and benefits                   $  963,720    $  827,109
Advertising and business development        81,876        54,717
Office supplies expense                     59,030        55,361
ATM machine expense                         43,270        34,646
Depreciation expense                       124,600       127,200
Professional and consulting                154,492        86,837
Data processing & correspondent charges    190,212       174,827
Telephone and postage                       36,198        34,733
Other operating expenses                   398,821       322,926
                                         ---------     ---------
  Total operating expenses              $2,052,219    $1,718,356
                                         ---------     ---------

Net income before taxes                 $  863,155    $  458,785

Income taxes                               325,000       160,000
                                         ---------     ---------

Net income                              $  538,155    $  298,785
                                         =========     =========

Basic income per share                  $      .71    $      .40
                                         =========     =========

Diluted income per share                $      .69    $      .38
                                         =========     =========

        Refer to notes to the consolidated financial statements.



                         RIVOLI BANCORP, INC.
                           MACON, GEORGIA
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                              For the six-month period
                                                    ended June 30 ,
                                            ---------------------------
                                                 2002           2001
                                                 ----           ----
Cash flows from operating activities:       $  1,283,252   $    638,120
                                             -----------    -----------
Cash (used in) investing activities:
  Increase in OREO                          $    (66,953)  $       - -
  Purchase of fixed assets                       (38,736)       (61,349)
  Purchase of securities, AFS                 (5,878,063)    (8,278,195)
  Maturity and paydowns, AFS                   1,937,764      2,139,594
  Sale of securities, AFS                      4,278,990           - -
  Increase in loans, net                      (4,370,293)    (5,813,888)
                                             -----------    -----------
Net cash used by investing activities       $ (4,137,291)  $(12,013,838)
                                             -----------    -----------

Cash flows from financing activities:
  Exercise of stock options                 $     56,521   $      2,505
  Increase in borrowings                            - -       3,300,000
  Increase in deposits                         6,285,773     10,427,008
                                             -----------    -----------
Net cash provided from financing activities $  6,342,294   $ 13,729,513
                                             -----------    -----------

Net increase in
 cash and cash equivalents                  $  3,488,255   $  2,353,795
Cash and cash equivalents,
 beginning of period                           7,662,347      6,338,635
                                             -----------    -----------
Cash and cash equivalents, end of period    $ 11,150,602   $  8,692,430
                                             ===========    ===========

        Refer to notes to the consolidated financial statements.



                           RIVOLI BANCORP, INC.
                             MACON, GEORGIA
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
          FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2002

                                                       Accumulated
                                                          Other
              Number                 Paid                Compre-     Total
                Of      Common       -in-      Retained  hensive  Shareholders'
              Shares    Stock       Capital    (Deficit) Income      Equity
              ------   ---------    -------    --------  ------      ------

Balance,
December 31,
  2000         754,308 $3,771,540 $3,776,175 $ (104,139)$  71,776  $ 7,515,352
               -------  ---------  ---------  ---------  --------   ----------
Comprehensive income:
Net income,
 six-month
 period ended
 June 30,
 2001           -  -       -  -       -  -      298,785    -  -        298,785
Net unrealized
 gains on
 securities,
 six-month
 period ended
 June 30,
 2001           -  -       -  -       -  -       -  -     158,956      158,956
               -------  ---------  ---------  ---------  --------   ----------
Total
 comprehensive
 income         -  -       -  -       -  -      298,785   158,956      457,741

Exercise of
 options           180        900      1,605     -  -      -  -          2,505
               -------  ---------  ---------  ---------  --------   ----------
Balance,
 June 30,
 2001          754,488 $3,772,440 $3,777,780 $  194,646 $ 230,732  $ 7,975,598
               =======  =========  =========  =========  ========   ==========

---------------------------------------------------------

Balance,
 December 31,
 2001          754,488 $3,772,440 $3,777,780 $  696,365 $ 253,455  $ 8,500,040
               -------  ---------  ---------  ---------  --------   ----------

Conversion of
 stock to $1.00
 par value      -  -   (3,017,952) 3,017,952     -  -      -  -         -  -
               -------  ---------  ---------  ---------  --------   ----------

Balance,
 December 31,
 2001 reflecting
 exchange of
 stock         754,488 $  754,488 $6,795,732 $  696,365 $ 253,455  $ 8,500,040
               -------  ---------  ---------  ---------  --------   ----------

Comprehensive income:
Net income,
 six-month
 period ended
 June 30,
 2002           -  -       -  -       -  -      538,155    -  -        538,155
Net unrealized
 (loss) on
 securities,
 six-month
 period ended
 June 30,
 2002           -  -       -  -       -  -       -  -     134,603      134,603
               -------  ---------  ---------  ---------  --------   ----------
Total
 comprehensive
 income         -  -       -  -       -  -      538,155   134,603      672,758

Exercise of
 4,675 stock
 options         4,675      4,675     51,846     -  -      -  -         56,521
               -------  ---------  ---------  ---------  --------   ----------

Balance,
 June 30,
 2002          759,163 $  759,163 $6,847,578 $1,234,520 $ 388,058  $ 9,229,319
               ======= ========== ========== ========== =========  ===========

                  Refer to notes to the financial statements.



                       RIVOLI BANCORP, INC.
                          MACON, GEORGIA
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 2002


NOTE 1 - BASIS OF PRESENTATION

	The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and footnotes thereto included in the December 31, 2001 audit report.


NOTE 2 - SUMMARY OF ORGANIZATION

	Rivoli Bank & Trust, Macon, Georgia, (the "Bank") was incorporated under the laws of the State of Georgia on September 17, 1996 to provide a full range of banking services to residents and businesses of Bibb County, Georgia. Requisite approvals from the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation (the "FDIC") were obtained prior to commencement of banking operations. The Bank commenced operations on June 12, 1997, and, as of June 30, 2002, has two banking facilities in Macon, Georgia.
On January 1, 2002, the Bank effected a holding company reorganization, and is presently the sole subsidiary of Rivoli BanCorp, Inc., Macon, Georgia (the "Company"). The reorganization was effected through the exchange of shares on a one-for-one basis. Note that for the purpose of comparing 2002 Company results with 2001 Bank results, all 2001 Bank results have been considered as Company results.


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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------
	Total assets increased by $7.6 million to $127.6 million during the six-month period ended June 30, 2002. More specifically, cash and cash equivalents increased by $3.5 million to $11.2 million, securities decreased by $.2 million to $22.3 million, loans increased by $4.2 million to $88.9 million, and all other assets increased by $.1 million to $5.3 million. To fund the growth in assets, deposits increased by $6.3 million to $106.5 million, other liabilities increased by $.6 million to $1.9 million, and the capital accounts increased by $.7 million to $9.2 million.


Liquidity and Sources of Capital
--------------------------------

	Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2002 consolidated financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $11.2 million, representing 8.7% of total assets. Investment securities, which amounted to $22.3 million or 17.5% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank maintains relationships with several correspondent banks and could obtain funds from these banks on short notice. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Bank knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                                 Bank's         Minimum regulatory
                             June 30, 2002         requirement
                             -------------      ------------------
     Leverage ratio                6.8%                4.0%
     Risk weighted ratio          10.1%                8.0%


Results of Operations
---------------------

	Net income for the three-month period ended June 30, 2002 amounted to $281,270 or $.26 per diluted share. This compares favorably with the income of $171,800, or $.22 per diluted share obtained during the three-month period ended June 30, 2001. The primary reasons for the increase in income for the three-month period ended June 30, 2002 when compared to the three-month period ended June 30, 2001 are as follows:

     a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, increased by $261,063. The increase is primarily attributable to the increase in average earning assets; and

     b. Other income increased by $108,724. The increase is primarily due to higher service charges and to an increase in transaction accounts.

Net income for the six-month period ended June 30, 2002 amounted to $538,155, or $.69 per diluted share. For the six-month period ended June 30, 2001, net income amounted to $298,785, or $.38 per diluted share. The following four items are significant for comparing the June 30, 2002 results to those of June 30, 2001.

a. Net interest income increased from $2,030,819 for the six-month period ended June 30, 2001 to $2,482,212 for the same period one year later, representing an increase of $451,393, or 22.3%. This increase was attained primarily through the growth in average earning assets, from $104.6 million at June 30, 2001 to $112.4 million at June 30, 2002, and a growth in the net interest yield on earning assets, as described below.

b. The net interest yield, defined as net interest income divided by average interest earning assets, increased from 3.88% during the six-month period ended June 30, 2001 to 4.42% during the six-month period ended June 30, 2002. The reason for the increase is as follows: while the yield on earning assets declined by 164 basis points, the cost of funds declined by 239 basis points. Since the decline in the cost of funds was greater than the decline in the yield on earning assets, the net yield on earning assets increased. The following table shows pertinent information concerning the yield on earning assets and the cost of funds for the six-month period ended June 30, 2002.

                              (Dollars in '000s)
                      Avg. Assets/       Interest         Yield/
     Description      Liabilities     Income/Expense       Cost
     -----------      -----------     --------------      ------
     Federal funds    $    2,546       $       24         1.85%
     Securities           22,998              646         5.62%
     Loans                86,857            3,158         7.27%
                       ---------        ---------         ----
       Total          $  112,401       $    3,828         6.81%
                       =========        ---------         ----

     Transactional
      accounts        $   49,653       $      379         1.53%
     Savings               1,208                9         1.50%
     CD's                 32,648              685         4.20%
     Other borrowings     10,000              273         2.73%
                       ---------        ---------         ----
       Total          $   93,509       $    1,346         2.88%
                       =========        ---------         ----

     Net interest income               $    2,482
                                        =========
     Net yield on earning assets                          4.42%
                                                          ====

c. Total non-interest income increased from $341,322 for the six-month period ended June 30, 2001 to $597,162 for the six-month period ended June 30, 2002. As a percent of average assets, non-interest income increased from .61% for the six-month period ended June 30, 2001 to .99% for the six-month period ended June 30, 2002. The reason for the increase is due to the higher volume in transaction accounts, higher charges for services, and to the introduction of new products.

d. For the six-month period ended June 30, 2002, operating expenses amounted to $2,052,219, representing an annualized 3.40% of average assets. By comparison, for the six-month period ended June 30, 2001, operating expenses amounted to $1,718,356, representing an annualized 3.05% of average assets. The increase in operating expense is due to higher personnel costs, fees paid to professionals, and higher marketing expenses. Net overhead expense (non-interest expense less non-interest income) declined from 2.44% of average assets for the six-month period ended June 30, 2001 to 2.41% for the six month period ended June 30, 2002.

	During the six-month period ended June 30, 2002, the allowance for loan losses increased $143,331 to $1,448,790. As a percent of gross loans, the allowance for loan losses increased from 1.52% at December 31, 2001 to 1.60% at June 30, 2002. Management considers the allowance for loan losses to be adequate and sufficient to absorb estimated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

	The Bank is not aware of any current recommendation by regulatory authorities which, if implemented, would have a material effect on the Bank's liquidity, capital resources, or results of operations.



                     PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The 2002 Annual Meeting of Shareholders of the Company was held on May 21, 2002. The following table sets forth the name of each individual elected at the 2002 Annual Meeting to serve a three-year term as a Class I director, and the results of voting with respect to each director:

                                    Votes      Votes
                                     For      Withheld
                                    -----     --------
     Roy H. Fickling               472,988    14,861
     J. Patrick McGoldrick         472,988    14,861
     F. Tredway Shurling           472,988    14,861
     Raymond H. Smith, Jr.         457,854    29,995


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits:  The following exhibit is filed with this report.

          Exhibit
          Number                 Description
          -------                -----------
          99.1 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 2002.



                             SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RIVOLI BANCORP, INC.
                             ----------------------------------------
                             (Registrant)


Date: August 6, 2002       BY:  /s/ J. Patrick McGoldrick
      ------------------       --------------------------------------
                               J. Patrick McGoldrick
                               President and Chief Executive Officer