Form 10QSB
period 2002-09-30
RIVOLI BANCORP INC
filed 2002-11-14
CIK 1160861

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          ---------------------------
                                   FORM 10-QSB

(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2002.

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

                     515 Mulberry Street, Macon, Georgia 31201
             ---------------------------------------------------------
                     (Address of Principal Executive Offices)


                                    (478) 742-5040
                     -------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)

                                           N/A
                        -------------------------------------
               (Former Name, Former Address and Former Fiscal Year,
                            if Changed Since Last Report)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  X            No
                           -------          ---------

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, $1.00 par value per share, 759,163 shares issued and outstanding as of November 12, 2002.



                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                              RIVOLI BANCORP, INC.
                                MACON, GEORGIA
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                 ASSETS
                                 ------
                                     September 30,   December 31,
                                          2002           2001
                                        --------     ------------
Cash and due from banks              $  9,038,299    $  4,801,347
Federal funds sold, net                 4,878,000       2,861,000
                                      -----------     -----------
  Total cash and cash equivalents    $ 13,916,299    $  7,662,347
Securities:
 Available for sale, at fair values    20,858,596      22,470,156
Loans, net                             92,642,751      84,659,925
Property and equipment, net             3,762,449       3,863,577
Other real estate owned                    66,953            - -
Other assets                            1,476,731       1,298,413
                                      -----------     -----------
Total Assets                         $132,723,779    $119,954,418
                                      ===========     ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
Liabilities:
 Deposits
  Non-interest bearing deposits      $ 21,246,612    $ 16,275,540
  Interest bearing deposits            89,837,158      83,911,277
                                      -----------     -----------
    Total deposits                   $111,083,770    $100,186,817
FHLB borrowings                        10,000,000      10,000,000
Other liabilities                       1,918,470       1,267,561
                                      -----------     -----------
  Total liabilities                  $123,002,240    $111,454,378
                                      -----------     -----------

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $1.00 par value;
 5.0 million shares authorized;
 zero shares issued and outstanding  $       - -     $       - -
Common stock, $1.00 par value; 50.0
 million shares authorized; 759,163
 (9/02) and 754,488 (12/01) shares
 issued and outstanding                   759,163         754,488
Paid-in capital                         6,847,578       6,795,732
Retained earnings                       1,548,171         696,365
Accumulated other
  comprehensive income                    566,627         253,455
                                      -----------     -----------
  Total Shareholders' Equity         $  9,721,539    $  8,500,040
                                      -----------     -----------
Total liabilities and
 shareholders' equity                $132,723,779    $119,954,418
                                      ===========     ===========


          Refer to notes to the consolidated financial statements.



                           RIVOLI BANCORP, INC.
                             MACON, GEORGIA
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        FOR THE THREE MONTHS ENDED

                                              September 30,
                                        ------------------------
                                           2002          2001
                                           ----          ----
Interest income                         $1,905,652    $2,177,522
Interest expense                           625,745     1,002,989
                                         ---------     ---------
Net interest income                     $1,279,907    $1,174,533

Provision for possible loan losses          75,000       120,000
                                         ---------     ---------

Net interest income after provision
 for possible loan losses               $1,204,907    $1,054,533
                                         ---------     ---------

Other income:
 Service charges                        $  214,649    $  108,973
 Rent and parking revenue                   68,178        66,439
 Other fees                                 37,808        14,200
 Gain on sale of securities                  8,786        20,300
                                         ---------     ---------
  Total other income                    $  329,421    $  209,912
                                         ---------     ---------

Salaries and benefits                   $  511,776    $  416,258
Advertising and business development        46,182        42,103
Office supplies expense                     15,318        15,392
ATM machine expense                         27,481        18,677
Depreciation expense                        60,000        66,200
Professional and consulting                 66,645        35,863
Data processing & correspondent charges    104,263        89,446
Telephone and postage                       18,410        17,058
Other operating expenses                   185,289       179,401
                                         ---------     ---------
  Total operating expenses              $1,035,364    $  880,398
                                         ---------     ---------

Net income before taxes                 $  498,964    $  384,047

Income taxes                               185,500       142,500
                                         ---------     ---------

Net income                              $  313,464    $  241,547
                                         =========     =========

Basic income per share                  $      .41    $      .32
                                         =========     =========

Diluted income per share                $      .40    $      .31
                                         =========     =========

        Refer to notes to the consolidated financial statements.



                          RIVOLI BANCORP, INC.
                             MACON, GEORGIA
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         FOR THE NINE MONTHS ENDED

                                             September 30,
                                        ------------------------
                                           2002          2001
                                           ----          ----
Interest income                         $5,733,676    $6,598,969
Interest expense                         1,971,557     3,393,617
                                         ---------     ---------

Net interest income                     $3,762,119    $3,205,352

Provision for possible loan losses         239,000       315,000
                                         ---------     ---------

Net interest income after provision
 for possible loan losses               $3,523,119    $2,890,352
                                         ---------     ---------

Other income
 Service charges                        $  589,113    $  281,396
 Rent and parking revenue                  203,819       190,822
 Other fees                                 96,701        58,716
 Gain on sale of securities                 36,950        20,300
                                         ---------     ---------
  Total other income                    $  926,583    $  551,234
                                         ---------     ---------

Salaries and benefits                   $1,475,496    $1,243,367
Advertising and business development       128,058        96,820
Office supplies expense                     74,348        70,753
ATM machine expense                         70,751        53,323
Depreciation expense                       184,600       193,400
Legal and professional                     221,137       122,700
Data processing & correspondent charges    294,475       264,273
Telephone and postage                       54,608        51,791
Other operating expenses                   584,110       502,327
                                         ---------     ---------
  Total operating expenses              $3,087,583    $2,598,754
                                         ---------     ---------

Net income before taxes                 $1,362,119    $  842,832

Income taxes                               510,500       302,500
                                         ---------     ---------

Net income                              $  851,619    $  540,332
                                         =========     =========

Basic income per share                  $     1.12    $      .72
                                         =========     =========

Diluted income per share                $     1.09    $      .69
                                         =========     =========

        Refer to notes to the consolidated financial statements.



                         RIVOLI BANCORP, INC.
                           MACON, GEORGIA
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                              For the nine-month period
                                                 ended September 30 ,
                                            ---------------------------
                                                 2002           2001
                                                 ----           ----
Cash flows from operating activities:       $  1,730,992   $  1,087,776
                                             -----------    -----------
Cash (used in) investing activities:
  Investment in other real estate owned     $    (66,953)  $       - -
  Purchase of fixed assets                       (83,472)       (85,139)
  Purchase of securities, AFS                 (6,378,063)   (12,544,865)
  Sale of securities, AFS                      4,795,455        799,044
  Maturity and paydowns, AFS                   3,524,345      5,906,827
  (Increase) in loans, net                    (8,221,826)   (12,163,645)
                                             -----------    -----------
Net cash used by investing activities       $ (6,430,514)  $(18,086,999)
                                             -----------    -----------

Cash flows from financing activities:
  Exercise of stock options                 $     56,521   $      2,505
  Increase in borrowings, net                       - -       3,300,000
  Increase in deposits                        10,896,953     13,183,195
                                             -----------    -----------
Net cash provided by financing activities   $ 10,953,474   $ 16,485,700
                                             -----------    -----------

Net increase in
 cash and cash equivalents                  $  6,253,952   $   (513,523)
Cash and cash equivalents,
 beginning of period                           7,662,347      6,338,635
                                             -----------    -----------
Cash and cash equivalents, end of period    $ 13,916,299   $  5,825,112
                                             ===========    ===========

        Refer to notes to the consolidated financial statements.



                           RIVOLI BANCORP, INC.
                             MACON, GEORGIA
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
       FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2002

                                                       Accumulated
                                                          Other
              Number                 Paid                Compre-     Total
                Of      Common       -in-      Retained  hensive  Shareholders'
              Shares    Stock       Capital    Earnings  Income      Equity
              ------   ---------    -------    --------  ------      ------

Balance,
December 31,
  2000         754,308 $3,771,540 $3,776,175 $ (104,139)$  71,776  $ 7,515,352
               -------  ---------  ---------  ---------  --------   ----------
Comprehensive income:
Net income,
 nine-month
 period ended
 September 30,
 2001           -  -       -  -       -  -      540,332    -  -        540,332

Net unrealized
 gains on
 securities,
 nine-month
 period ended
 September 30,
 2001           -  -       -  -       -  -       -  -     329,183      329,183
               -------  ---------  ---------  ---------  --------   ----------
Total
 comprehensive
 income         -  -       -  -       -  -      540,332   329,183      869,515

Exercise of
 options           180        900      1,605     -  -      -  -          2,505
               -------  ---------  ---------  ---------  --------   ----------
Balance,
 September 30,
 2001          754,488 $3,772,440 $3,777,780 $  436,193 $ 400,959  $ 8,387,372
               =======  =========  =========  =========  ========   ==========

---------------------------------------------------------

Balance,
 December 31,
 2001          754,488 $3,772,440 $3,777,780 $  696,365 $ 253,455  $ 8,500,040
               -------  ---------  ---------  ---------  --------   ----------

Conversion of
 stock to $1.00
 par value      -  -   (3,017,952) 3,017,952     -  -      -  -         -  -
               -------  ---------  ---------  ---------  --------   ----------

Balance,
 December 31,
 2001, reflecting
 exchange of
 stock         754,488 $  754,488 $6,795,732 $  696,365 $ 253,455  $ 8,500,040
               -------  ---------  ---------  ---------  --------   ----------

Comprehensive income:
Net income,
 nine-month
 period ended
 September 30,
 2002           -  -       -  -       -  -      851,619    -  -        851,619

Net unrealized
 gain on
 securities,
 nine-month
 period ended
 September 30,
 2002           -  -       -  -       -  -       -  -     313,172      313,172
               -------  ---------  ---------  ---------  --------   ----------
Total
 comprehensive
 income         -  -       -  -       -  -      851,619   313,172    1,164,791

Adjustment      -  -       -  -       -  -          187    -  -            187

Exercise of
 4,675 stock
 options         4,675      4,675     51,846     -  -      -  -         56,521
               -------  ---------  ---------  ---------  --------   ----------

Balance,
 September 30,
 2002          759,163 $  759,163 $6,847,578 $1,548,171 $ 566,627  $ 9,721,539
               ======= ========== ========== ========== =========  ===========


	Refer to notes to the consolidated financial statements.



                              RIVOLI BANCORP, INC.
                                 MACON, GEORGIA
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 30, 2002


NOTE 1 - BASIS OF PRESENTATION

	The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and footnotes thereto included in the December 31, 2001 audit report.


NOTE 2 - SUMMARY OF ORGANIZATION

	Rivoli Bank & Trust, Macon, Georgia, (the "Bank") was incorporated under the laws of the State of Georgia on September 17, 1996 to provide a full range of banking services to residents and businesses of Bibb County, Georgia. Requisite approvals from the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation (the "FDIC") were obtained prior to commencement of banking operations. The Bank commenced operations on June 12, 1997, and, as of September 30, 2002, has two banking facilities in Macon, Georgia. On January 1, 2002, the Bank effected a holding company reorganization, and is presently the sole subsidiary of Rivoli BanCorp, Inc., Macon, Georgia (the "Company"). The reorganization was effected through the exchange of shares on a one-for-one basis. For the purpose of comparing 2002 Company results with 2001 Bank results, all 2001 Bank results have been considered as Company results.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("FASB 145") updates and clarifies certain existing accounting pronouncements. FASB Statements No. 4 and 64 require all gains and losses arising from the extinguishment of debt to be aggregated and classified as extraordinary items, net of tax effect. FASB No. 145 provides additional guidance in classifying gains and losses arising from the extinguishment of debt. FASB Statement No. 44 establishes accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, FASB Statement No. 44 is no longer necessary. FASB Statement No. 145 amends FASB Statement No. 13 and requires that certain lease modifications that have economic effects similar to those of sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB 145 also makes a few technical corrections to existing pronouncements. FASB 145 is effective for transactions occurring after May 15, 2002. The adoption of FASB 145 by the Company did not have a material impact on the Company's financial position or results of operations.

	Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FASB 146") addresses financial accounting and reporting for costs associated with exit or disposal activities. FASB 146 nullifies Emerging Issues Task Force Issue No. 94-3 because FASB 146 requires that liabilities assumed for costs associated with an exit or disposal activity be recognized when such liabilities are incurred rather than when the entity commits to an exit plan. FASB 146 is effective for transactions initiated after December 31, 2002. The adoption of FASB 146 by the Company is not expected to have a material impact on the Company's financial position or results of operations.

	Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions" (FASB "147") provides guidance on accounting for the acquisition of certain financial institutions. FASB 147 addresses and resolves inconsistencies between FASB Statements No. 72 and 142. The provisions of FASB 147 are effective after September 30, 2002. The adoption of FASB 147 by the Company is not expected to have a material impact on the Company's financial position or results of operations.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

	Total assets increased by $12.8 million to $132.7 million during the nine-month period ended September 30, 2002. More specifically, cash and cash equivalents increased by $6.3 million to $13.9 million, securities decreased by $1.6 million to $20.9 million, loans increased by $8.0 million to $92.6 million, and all other assets increased by $.1 million to $5.3 million. To fund the growth in assets, deposits increased by $10.9 million to $111.1 million, other liabilities increased by $.7 million to $1.9 million, and the capital accounts increased by $1.2 million to $9.7 million.


Liquidity and Sources of Capital
--------------------------------

	Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2002 consolidated financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $13.9 million, representing 10.5% of total assets. Investment securities, which amounted to $20.9 million, or 15.7% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank maintains relationships with several correspondent banks and could obtain funds from these banks on short notice. Management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Bank knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                                     Bank's             Minimum required
                                September 30, 2002        by regulator
                                ------------------      ----------------
Leverage ratio                        6.9%                    4.0%
Risk weighted ratio                  10.1%                    8.0%

	During the economic slowdown in 2001 and year-to-date 2002, the Bank's capital ratios have been declining as growth in assets has outpaced the growth in capital. Absent a capital injection, the capital ratios would be expected to decline further especially if the state of the economy were to improve. This is because bank assets generally tend to expand more in a vibrant economy than during recessionary periods. In response to these factors and for other corporate purposes, the Company completed an offering of Trust Preferred notes in the amount of $3.0 million on October 29, 2002.


Results of Operations
---------------------

	Net income for the three-month period ended September 30, 2002 amounted to $313,464 or $.40 per diluted share. This compares favorably with the income of $241,547, or $.31 per diluted share obtained during the three-month period ended September 30, 2001. The primary reasons for the increase in income for the three-month period ended September 30, 2002 when compared to the three-month period ended September 30, 2001 are as follows:

a. Net interest income, which represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities, increased by $105,374. The increase is primarily attributable to the increase in average earning assets; and

b. Other income increased by $119,509. The increase is primarily due to higher service charges and to an increase in transaction accounts.

	Net income for the nine-month period ended September 30, 2002 amounted to $851,619, or $1.09 per diluted share. For the nine-month period ended September 30, 2001, net income amounted to $540,332, or $.69 per diluted share. The following four items are significant for comparing the September 30, 2002 results to those of September 30, 2001.

a. Net interest income increased from $3,205,352 for the nine-month period ended September 30, 2001 to $3,762,119 for the same period one year later, representing an increase of $556,767, or 17.4%. This increase was attained primarily through the growth in average earning assets, from $90.6 million at September 30, 2001 to $113.9 million at September 30, 2002, and a growth in the net interest yield as described below.

b. The net interest yield, defined as net interest income divided by average interest earning assets, increased from 4.06% during the nine-month period ended September 30, 2001 to 4.40% during the nine-month period ended September 30, 2002. The reason for the increase is as follows: while the yield on earning assets declined by 165 basis points, the cost of funds declined by 220 basis points. The increase in the net interest yield is a significant achievement because interest margins generally narrow during a slowing economy. The following table shows pertinent information concerning the yield on earning assets and the cost of funds for the nine-month period ended September 30, 2002.

                               (Dollars in 000's)

                           Avg. Assets/     Interest Income/       Yield/
Description                Liabilities      Interest Expense        Cost
-----------                -----------      ----------------       ------
Federal funds sold         $    2,757          $       41           1.98%
Securities                     22,376                 925           5.51%
Loans                          88,781               4,768           7.16%
                            ---------           ---------           ----
Total                      $  113,914          $    5,734           6.71%
                            =========           ---------           ----

Transactional accounts     $   50,295          $      563           1.49%
Savings                         1,314                  14           1.42%
CD's                           32,510                 983           4.03%
Other borrowings               10,000                 412           5.49%
                            ---------           ---------           ----
Total                      $   94,119          $    1,972           2.79%
                            =========           ---------           ----

Net interest income                            $    3,762
                                                =========
Net yield on earning assets                                         4.40%
                                                                    ====

c. Total non-interest income increased from $551,234 for the nine-month period ended September 30, 2001 to $926,583 for the nine-month period ended September 30, 2002. As a percent of average assets, non-interest income increased from .65% for the nine-month period ended September 30, 2001 to 1.01% for the nine-month period ended September 30, 2002. The reason for the increase is due to the higher volume in transaction accounts, higher charges for services, and to the introduction of new products.

d. For the nine-month period ended September 30, 2002, operating expenses amounted to $3,087,583, representing an annualized 3.36% of average assets. By comparison, for the nine-month period ended September 30, 2001, operating expenses amounted to $2,598,754, representing an annualized 3.07% of average assets. The increase in operating expense is due to higher personnel costs, fees paid to professionals, and higher marketing expenses. Net overhead expense (non-interest expense less non-interest income) declined from 2.42% of average assets for the nine-month period ended September 30, 2001 to 2.45% for the nine-month period ended September 30, 2002.

	During the nine-month period ended September 30, 2002, the allowance for loan losses increased $174,258 to $1,479,717. As a percent of gross loans, the allowance for loan losses increased from 1.52% at December 31, 2001 to 1.57% at September 30, 2002. Management considers the allowance for loan losses to be adequate and sufficient to absorb estimated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

	The Bank is not aware of any current recommendation by regulatory authorities which, if implemented, would have a material effect on the Bank's liquidity, capital resources, or results of operations.



Item 3.  Controls and Procedures
------   -----------------------

	The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of a date within 90 days prior to the date of this filing, and they concluded that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

	Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.



                         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits:  The following exhibit is filed with this report.

     Exhibit
     Number     Description
     -------    -----------
     99.1       Certification Pursuant to 18 U.S.C. Section 1350 As Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 2002.



                                       SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RIVOLI BANCORP, INC.
                                     ------------------------------
                                     (Registrant)


Date: November 12, 2002         By:  /s/ Geraldine R. Bolen
      -----------------------        ------------------------------
                                     Geraldine R. Bolen
                                     Chief Financial Officer



                                     CERTIFICATION

I, J. Patrick McGoldrick, President and Chief Executive Officer of the registrant, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report was being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ J. Patrick McGoldrick
-----------------------------------
J. Patrick McGoldrick
President and Chief Executive Officer



                                 CERTIFICATION

I, Geraldine R. Bolen, Chief Financial Officer of the registrant, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the report was being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Geraldine R. Bolen
-----------------------------------
Geraldine R. Bolen
Chief Financial Officer