Form 10KSB
period 2002-12-31
RIVOLI BANCORP INC
filed 2003-03-31
CIK 1160861

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20429
                            ______________________

                                 FORM 10-KSB
                            _______________________

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2002
                 ________________________________________________

                           Commission File No. 0-49691

                 ________________________________________________

                              RIVOLI BANCORP, INC.

                             A Georgia Corporation
                   (IRS Employer Identification No. 58-2631780)

                                5980 Zebulon Road
                              Macon, Georgia 31210
                                 (478) 475-5200
                 ________________________________________________

      Securities Registered Pursuant       Securities Registered Pursuant
    to Section 12(b) of the Securities   to Section 12(g) of the Securities
          Exchange Act of 1934:                Exchange Act of 1934:

                None                         Common Stock, $1.00 par value
          ---------------------             -------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X      No
                                     --------     ----------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the fiscal year ended December 31, 2002: $8,997,184

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (562,218 shares) on March 25, 2003, was $11,244,360. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to recent sales of the common stock of the Registrant, the sales prices for which were reported by transaction participants to Registrant. For the purposes of this response, directors, officers and holders of 5 percent or more of the Registrant's common stock are considered the affiliates of the Registrant.

The number of shares outstanding of the Registrant's common stock, as of March 25, 2003: 759,443 shares of $1.00 par value common stock.



                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be delivered to stockholders in connection with its 2003 Annual Meeting of Stockholders are incorporated by reference in response to Items 9, 10, 11 and 12 of this Report.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ----     ----

                  Safe Harbor Statement Under the Private
                  Securities Litigation Reform Act of 1995

Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2003 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


                                    PART I

Item 1   Description of Business
------   -----------------------

GENERAL

Rivoli BanCorp, Inc., a Georgia corporation (the "Company"), was formed in February 2001 to act as the holding company for Rivoli Bank & Trust, a Georgia state-chartered commercial bank (the "Bank"). Effective January 1, 2002, the Bank reorganized into a one-bank holding company structure, becoming a wholly-owned subsidiary of the Company. Each outstanding share of common stock of the Bank was exchanged in the reorganization on a one-for-one basis for the common stock of the Company, and the former holders of the Bank's common stock became the holders of all of the outstanding shares of the Company's common stock. As a result of the reorganization, the Bank has ceased reporting under the Securities Exchange Act of 1934 ("Exchange Act") with the FDIC, and the Company, as the successor registrant under the Exchange Act, reports with the SEC.

The Bank is a full service commercial bank, without trust powers, providing an assortment of banking services to residents and businesses of Bibb County, Georgia. The Bank commenced operations in June 1997 from its banking facility located on Zebulon Road in Macon, Georgia. In June 1998, the Bank opened a new banking office in downtown Macon. The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, traveler's checks, cashier's checks, safe deposit boxes, bank by mail services, direct deposit, automatic teller services and Internet banking.

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


MARKET AREA AND COMPETITION

The Bank is located in Macon, Georgia and its primary market area includes all of Bibb County, Georgia and all contiguous counties. Macon serves as the county seat of Bibb County and is the center of banking in Bibb County. The Bank's market area includes ten commercial banks with approximately 56 branches. These institutions offer a full range of banking services and vigorously compete with the Bank for all types of services, especially deposits. In addition, the Bank also competes in certain aspects of its banking business with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds, and other financial institutions which have recently been invading traditional banking markets.
The competition between these types of financial institutions and commercial banks has increased significantly within the past few years as a result of federal and state legislation which has, in several respects, deregulated financial institutions. The full impact of this legislation and subsequent laws that may continue to deregulate the financial services industry further cannot be fully assessed or predicted.


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following is a presentation of the average balance sheet of the Bank for the years ended December 31, 2002 and 2001. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                        Year Ended           Year Ended
                                     December 31, 2002    December 31, 2001
                                     -----------------    -----------------
     Average Consolidated Assets
     ---------------------------
Cash and due from banks                $  3,847,766         $  3,118,859
Interest bearing deposits                   800,624              661,842
Investment Securities
  Taxable                                19,948,397           18,309,761
  Nontaxable                              1,441,629              377,455
Other securities                            666,556              498,630
Federal funds sold                        2,655,258            6,955,724
Net loans                                89,352,348           79,475,562
                                       ------------         ------------
Total interest-earning assets           114,864,812          106,278,974
                                       ------------         ------------
Other assets                              5,267,458            5,268,330
                                       ------------         ------------
Total assets                           $123,980,036         $114,666,163
                                       ============         ============

Average Consolidated Liabilities And Stockholders' Equity
---------------------------------------------------------
Noninterest-bearing deposits           $ 18,067,917         $ 13,459,645
NOW and money market deposits            50,793,417           45,305,735
Savings deposits                          1,430,683              804,597
Time deposits                            32,070,457           35,501,884
Federal funds purchased
 and repurchase agreements                  183,581               12,595
FHLB borrowing                           10,464,591            9,972,603
Other liabilities                         1,245,575            1,593,545
                                       ------------         ------------
Total liabilities                       114,256,221          106,650,604
                                       ------------         ------------
Trust preferred securities                  516,912               -  -
                                       ------------         ------------
Stockholders' equity                      9,206,903            8,015,559
                                       ------------         ------------
Total liabilities
 and stockholders' equity              $123,980,036         $114,666,163
                                       ============         ============

The following is a presentation of an analysis of the net interest earnings of the Bank for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:


                                           Year Ended December 31, 2002
                                      -------------------------------------
                                         Average     Interest     Average
                                         Amount     Earned/Paid  Yield/Rate
                                         -------    -----------  ----------
                    Assets
                    ------
Interest-bearing deposits             $    800,624   $    8,348    1.04%
Federal funds sold                       2,655,258       50,611    1.91%
Investment securities
  Taxable                               19,948,397    1,120,160    5.62%
  Nontaxable (1)                         1,441,629       48,489    5.10%
Other securities                           666,556       31,070    4.66%
Net loans(2)(3)                         89,352,348    6,365,515    7.12%
                                      ------------   ----------
     Total earning assets             $114,864,812   $7,624,193    6.66%
                                      ============   ==========

                  Liabilities
                  -----------
NOW and money market deposits         $ 50,793,417   $  709,144    1.40%
Savings deposits                         1,430,683       16,123    1.13%
Time deposits                           32,070,457    1,264,492    3.94%
Federal funds purchased                    183,581        2,869    1.56%
Other borrowings                        10,464,591      551,755    5.27%
Trust preferred securities                 516,912       27,668    5.35%
                                      ------------   ----------
     Total interest-bearing
     liabilities                      $ 95,459,641   $2,572,051    2.69%
                                      ============   ==========

Net yield on earning assets                                        4.40%
                                                                   ====


                                           Year Ended December 31, 2001
                                      -------------------------------------
                                         Average     Interest     Average
                                         Amount     Earned/Paid  Yield/Rate
                                         -------    -----------  ----------
                    Assets
                    ------
Interest-bearing deposits             $    661,842   $   29,108    4.40%
Federal funds sold                       6,955,724      316,562    4.55%
Investment securities
  Taxable                               18,309,761    1,072,221    5.86%
  Nontaxable (1)                           377,455       15,748    6.32%
Other securities                           498,630       30,630    6.14%
Net loans(4)(5)                         79,475,562    7,128,502    8.97%
                                      ------------   ----------
     Total earning assets             $106,278,974   $8,592,771    8.09%
                                      ============   ==========

                  Liabilities
                  -----------
NOW and money market deposits         $ 45,305,735   $1,470,795    3.25%
Savings deposits                           804,597       19,239    2.39%
Federal funds purchased                     12,595          806    6.40%
FHLB borrowings                          9,972,603      550,346    5.52%
Time deposits                           35,501,884    2,191,271    6.17%
                                      ------------   ----------
     Total interest-bearing
     liabilities                      $ 91,597,414   $4,232,457    4.62%
                                      ============   ==========

Net yield on earning assets                                        4.13%
                                                                   ====
_________________________________________

(1) Average yield on non-taxable securities is tax-equivalent.
(2) At December 31, 2002, five loans with an aggregate principal balance of $203,755 were on non-accrual status.
(3) Interest earned on net loans includes $493,166 in loan fees and loan service fees.
(4) At December 31, 2001, five loans with an aggregate principal balance of $647,219 were on non-accrual status
(5) Interest earned on net loans includes $497,594 in loan fees and loan service fees.


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

                          Year Ended Dec. 31, 2002   Year Ended Dec. 31, 2001
                               compared with              compared with
                          Year Ended Dec. 31, 2001   Year Ended Dec. 30, 2000
                          ------------------------   ------------------------
                                       Increase (decrease) due to:
                                              (In thousands)

                           Volume    Rate    Total     Volume   Rate    Total
                           ------    ----    -----     ------   ----    -----
Interest earned on
 Interest-bearing deposits $    1   $ (22)  $  (21)    $   30  $ --    $   30
 Federal funds sold           (82)   (184)    (266)       162    (71)      91
 Investment securities
   Taxable                     92     (44)      48        241    (71)     170
   Nontaxable                  36      (3)      33         24     (8)      16
 Other securities               8      (7)       1         31    --        31
 Net loans                    704  (1,467)    (763)     2,212   (750)   1,462
                           ------   -----   ------     ------  -----   ------
Total interest income         759  (1,727)    (968)     2,700   (900)   1,800
                           ------   -----   ------     ------  -----   ------

Interest paid on
  NOW deposits and
   money market accounts       77    (838)    (761)       385   (579)    (194)
  Savings deposits              7     (10)      (3)         8     (1)       7
  Time deposits              (136)   (791)    (927)       674     (9)     665
  Federal funds purchased       3      (1)       2        (13)     2      (11)
  Other borrowings           (471)    472        1        335    (20)     315
  Trust preferred securities   28     --        28        --     --       --
                           ------   -----   ------     ------  -----   ------
Total interest expense       (492) (1,168)  (1,660)     1,389   (607)     782
                           ------   -----   ------     ------  -----   ------

Change in net
  interest income          $1,251   $(559)  $  692     $1,311  $(293)  $1,018
                           ======   =====   ======     ======  =====   ======

(a) The change in interest due to both rate and volume has been allocated to the rate component.


DEPOSITS

The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                         Year Ended            Year Ended
                                      December 31, 2002     December 31, 2001
                                     -------------------   -------------------
                                     Average    Average    Average    Average
                                     Amount    Rate Paid   Amount    Rate Paid
Deposit Category                     -------   ---------   -------   ---------
----------------
Non-interest-bearing
 demand deposits                   $18,067,917    N/A    $13,459,645    N/A
NOW and money market deposits      $50,793,417   1.40%   $45,305,735   3.25%
Savings deposits                    $1,430,683   1.13%      $804,597   2.39%
Time deposits                      $32,070,457   3.94%   $35,501,884   6.17%

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31:

               Maturity                         2002              2001
               --------                         ----              ----
           3 months or less                 $   729,566       $ 8,200,633
           3-6 months                         1,250,273         1,045,312
           6-12 months.                       4,384,028         2,188,353
           over 12 months                     5,472,912         1,306,579
                                            -----------       -----------
                                            $11,836,779       $12,740,877
                                            ===========       ===========


LOAN PORTFOLIO

The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2002, the Bank had a legal lending limit for unsecured loans of up to $1.4 million to any one person.

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

The following is a description of each of the major categories of loans in the Bank's loan portfolio:

COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS

Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although the Bank typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable and other assets.

CONSUMER LOANS

The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures. In evaluating these loans, management reviews the borrower's level and stability of income and past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Bank maintains a proper margin between the loan amount and collateral value.

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

The following table presents various categories of certain loans contained in the Bank's loan portfolio at December 31:

Type of Loan                             2002               2001
------------                       -----------------  -----------------
Commercial, financial
 and agricultural                    $52,628,257        $39,818,315
Real estate - construction            15,382,152         15,386,635
Real estate - mortgage                15,329,563         22,238,395
Installment and other loans to
Individuals                           15,779,246          8,522,039
Other                                    119,185             -  -
                                     -----------        -----------
                                      99,238,403         85,965,384
Allowance for
  possible loan losses                (1,506,910)        (1,305,459)
                                     -----------        -----------
                                     $97,731,493        $84,659,925
                                     ===========        ===========

     The following is a presentation of an analysis of maturities of loans as of December 31, 2002:

                                            Due After
                                Due in 1      1 to      Due After
Type of Loan                  Year or Less   5 Years     5 Years      Total
------------                  ------------   -------     -------      -----
                                                (In thousands)
Commercial, financial
 And agricultural                $29,438     $20,896     $ 2,294     $52,628
Real estate-construction           8,604       6,108         670      15,382
                                 -------     -------     -------     -------
   Total                         $38,042     $27,004     $ 2,964     $68,010
                                 =======     =======     =======     =======

     For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2002:

                                            Due After
                                Due in 1      1 to      Due After
Interest Category             Year or Less   5 Years     5 Years      Total
-----------------             ------------   -------     -------      -----
                                                (In thousands)
Predetermined interest rate      $10,733     $27,214     $ 2,122     $40,069
Floating interest rate            27,941        --          --        27,941
                                 -------     -------     -------     -------
                                 $38,674     $27,214     $ 2,122     $68,010
                                 =======     =======     =======     =======

As of December 31, 2002 and 2001, loans with principal balances of $203,755 and $647,219, respectively, were on nonaccrual status. At December 31, 2002 and 2001, there were no loans that were contractually past due 90 days or more as to principal and interest payments and still accruing interest. No loans at December 31, 2002 and 2001 met the definition of "troubled-debt restructurings." The Bank considers impaired loans to include all restructured loans, loans on which the accrual of interest has been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indications of potential credit weakness. The Bank's recorded investment in impaired loans totaled $2,338,072 and $2,792,104 at December 31, 2002 and 2001, respectively. These loans had related allowances for loan losses of $372,000 and $258,000 at December 31, 2002 and 2001.

As of December 31, 2002 and 2001, there were no loans not disclosed above that were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. Average nonaccruing loans totaled $425,487 during 2002 and $463,112 during 2001.


SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

                                       Year Ended           Year Ended
                                    December 31, 2002    December 31, 2001
                                    -----------------    -----------------
Balance at beginning of period         $1,305,459           $  970,619
                                       ----------           ----------
Charge-offs:
  Installments and other
   loans to individuals                   (22,718)             (21,131)
  Commercial, financial and
   agricultural                          (117,879)             (64,532)
  Real estate - mortgage                    --                   --
  Real estate - construction                --                   --
                                       ----------           ----------
                                         (194,597)             (85,663)
                                       ----------           ----------
Recoveries:
  Installment and other loans
   to individuals                          21,790               11,719
  Commercial, financial and
   agricultural                            10,258               23,784
  Real estate - mortgage                    --                   --
  Real estate - construction                --                   --
  Lease financing                           --                   --
                                       ----------           ----------
                                           32,048               35,503
                                       ----------           ----------
Net charge-offs                          (162,549)             (50,160)
Additions charged to operations           364,000              385,000
                                       ----------           ----------
Balance at end of period               $1,506,910           $1,305,459
                                       ==========           ==========

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period             0.18%                0.06%
                                           ====                 ====

At the dates indicated, the allowance was allocated as follows:

                                             At                    At
                                      December 31, 2002     December 31, 2001
                                     -------------------   -------------------
                                                Percent               Percent
                                               of loans              of loans
                                                in each               in each
                                               category              category
                                               to total              to total
                                     Amount      loans     Amount      loans
                                     -------   ---------   -------   ---------
Commercial, financial
 and agricultural                  $  799,147     53.0%  $  610,000     46.3%
Real estate - construction            233,574     15.5%     310,000     17.9%
Real estate - mortgage                232,776     15.5%     190,000     25.9%
Installment and other loans
 to individuals                       239,604     15.9%     155,000      9.9%
Unallocated                             1,809      0.1%      40,459      N/A
                                   ----------    -----   ----------    -----
   Total                           $1,506,910    100.0%  $1,305,459    100.0%
                                   ==========    =====   ==========    =====


LOAN LOSS RESERVE

In considering the adequacy of the Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 2002, 53.0 percent of outstanding loans are in the category of commercial loans, which includes commercial real estate loans and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, 98 percent of these commercial loans at December 31, 2002 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

The Bank's consumer loan portfolio is also well secured. At December 31, 2002, the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

Real estate mortgage loans constituted 15.5 percent of outstanding loans at December 31, 2002. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85 percent of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

A review of the loan portfolio by an independent firm is conducted twice per year. The purpose of these reviews is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of nonconforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report will be approved by the Bank's Board and management. In addition to the above independent reviews, the Bank's primary regulators, the Georgia Banking Department and the FDIC, will conduct periodic examinations of the loan portfolio. Upon completion, the regulatory agencies will present their report of findings to the Board and management of the Bank. Information provided from the above independent sources, together with information provided by the management of the Bank and other information known to members of the Board, will be utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board will attempt to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.


INVESTMENTS

As of December 31, 2002, investment securities comprised approximately 16.3 percent of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and obligations issued by counties and municipalities. In addition, the Bank enters into federal funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.

The following table presents, at the dates indicated, the carrying value of the Bank's investments. All securities held at December 31, 2002 and 2001 were categorized as available for sale.

     Investments Available for Sale:           2002           2001
     ------------------------------            ----           ----
     Obligations of U.S. Agencies          $ 9,096,565    $12,160,057
     Mortgage pools                         10,694,614      6,336,898
     Municipal securities                    1,768,246      2,943,851
     Other securities                           -  -          529,350
                                           -----------    -----------
                                           $21,559,425    $21,970,156
                                           ===========    ===========

The following table indicates the amount, at December 31, 2002, of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                             Weighted
                                                             Average
                                                Amount       Yield (1)
                                                ------       ---------
                                        (Dollars in thousands)
Investments Available for Sale
------------------------------
Obligations of U.S. Agencies
  Within 1 Year                               $   918          5.97%
  1 to 5 Years                                  5,978          5.71%
  5 to 10 Years                                 1,700          4.32%
  More than 10 Years                              500          2.49%
                                              -------          ----
                                              $ 9,096          5.60%
                                              =======          ====

Mortgage Pools
  1 to 5 Years                                $ 2,324          3.83%
  5 to 10 Years                                 1,576          4.83%
  More than 10 Years                            6,795          5.23%
                                              -------          ----
                                              $10,695          4.86%
                                              =======          ====

Municipal Securities(1)
  1 to 5 Years                                $   517          4.54%
  5 to 10 Years                                   419          4.02%
  More than 10 Years                              832          4.02%
                                              -------          ----
                                              $ 1,768          4.75%
                                              =======          ====

Total Securities
  Within 1 Year                               $   918          5.97%
  1 to 5 Years                                  8,819          5.12%
  5 to 10 Years                                 3,695          4.50%
  More than 10 Years                            8,127          5.06%
                                              -------          ----
                                              $21,559          5.03%
                                              =======          ====
______________________________

(1)	The average yield on municipal securities is tax-equivalent.


RETURN ON EQUITY AND ASSETS

Returns on average assets and average equity for the periods indicated are as follows:

                                                    Year Ended
                                               Year Ended December 31,
                                               -----------------------
                                                  2002        2001
                                                  ----        ----
Return on average assets                           0.9%        0.7%
Return on average equity                          12.5%       10.0%
Average equity to average assets ratio             7.4%        7.0%
Dividend payout ratio                              --           --


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

The Bank's asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings. As of December 31, 2002, federal funds and investment securities comprised approximately 18.4 percent of the Bank's assets, with net loans comprising approximately 73.8 percent of the Bank's assets.


EMPLOYEES

As of March 25, 2003, the Bank had 37 full-time employees. The Bank plans to hire additional persons as needed, including additional tellers and financial service representatives. All employees of the Company are also employees of the Bank and receive all compensation from the Bank.


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

The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. At December 31, 2002, the Bank had outstanding participations sold to other financial institutions totaling $3,714,569. Management of the Bank has established correspondent relationships with the Bankers Bank, Atlanta, Georgia and Compass Bank, Birmingham, Alabama. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondent in noninterest-bearing accounts.


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


SUPERVISION AND REGULATION

     The following discussion is only intended to provide brief summaries of significant statutes and regulations that affect the banking industry and is not a complete description of those statutes and regulations. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on the Company's business and prospects. Management cannot accurately predict the nature or extent of the effects on the Company's business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

THE COMPANY

General. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, which places the Company under the supervision of the Board of Governors of the Federal Reserve. The Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company and the Bank.

Bank Holding Company Regulation. In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board's approval before they:

   * acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;
   *  merge or consolidate with another bank holding company; or
   *  acquire substantially all of the assets of any additional banks.

Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. Under the Gramm-Leach-Bliley Act, a bank holding company meeting certain qualifications may apply to the Federal Reserve Board to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

With certain exceptions, the Bank Holding Company Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the Federal Reserve Board with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any "company" must obtain the Federal Reserve Board's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

FINANCIAL SERVICES MODERNIZATION. The laws and regulations that affect banks and bank holding companies recently underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act of 1999. Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers' information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies may now engage in a wider variety of financial activities than permitted under previous law, particularly insurance and securities activities. In addition, in a change from previous law, a bank holding company may be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

TRANSACTIONS WITH AFFILIATES. The Company and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate. It also requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

TIE-IN ARRANGEMENTS. The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either of the Company or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

STATE LAW RESTRICTIONS. As a Georgia business corporation, the Company may be subject to certain limitations and restrictions under applicable Georgia corporate law.

THE BANK

GENERAL. The Bank, as a Georgia state-chartered bank, is subject to regulation and examination by the State of Georgia Department of Banking and Finance, as well as the Federal Deposit Insurance Corporation. Georgia state laws regulate, among other things, the scope of the Bank's business, its investments, its payment of dividends to the Company, its required legal reserves and the nature, lending limit, maximum interest charged and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated by Georgia to protect depositors and not to protect shareholders of the Company or the Bank.

COMMUNITY REINVESTMENT ACT.   The Community Reinvestment Act requires that,
in connection with examinations of financial institutions within their jurisdiction, the Federal Deposit Insurance Corporation evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

INSIDER CREDIT TRANSACTIONS. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Management believes that the Bank meets all such standards.

INTERSTATE BANKING AND BRANCHING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Under recent Federal Deposit Insurance Corporation regulations, banks are prohibited from using their interstate branches primarily for deposit production. The Federal Deposit Insurance Corporation has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Georgia has "opted in" to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

DEPOSIT INSURANCE. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the Federal Deposit Insurance Corporation. All insured banks are required to pay semi-annual deposit insurance premium assessments to the Federal Deposit Insurance Corporation.

CAPITAL ADEQUACY. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The Federal Deposit Insurance Corporation and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

The Federal Reserve also employs a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

The Federal Deposit Insurance Corporation Improvement Act created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the Federal Deposit Insurance Corporation, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

RECENT SIGNIFICANT CHANGES IN BANKING LAWS AND REGULATIONS

SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Act") was enacted to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also
(i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

The Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act,
(i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.



ITEM 2      DESCRIPTION OF PROPERTY
------      -----------------------

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



ITEM 3      LEGAL PROCEEDINGS
------      -----------------

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



ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------      ---------------------------------------------------

No matter was submitted during the quarter ended December 31, 2002 to a vote of security holders of the Company or the Bank.



                                     PART II

ITEM 5      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------      --------------------------------------------------------

MARKET INFORMATION

During the period covered by this report and to date, there has been no established public trading market for the Company's common stock.


HOLDERS OF COMMON STOCK

As of March 25, 2003, the Company had 672 stockholders of record.


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

The Bank's ability to pay dividends depends upon the earnings and financial condition of the Bank and certain legal requirements. The Bank may pay dividends provided that the payment is not prohibited by its Articles of Incorporation and will not render the Bank insolvent. In addition, the Georgia Financial Institutions Code and the regulations promulgated thereunder by the Georgia Banking Department further provide (a) that dividends of cash or property may be paid only out of the Bank's retained earnings; (b) that dividends may not be paid if the Bank's paid-in capital and retained earnings which are set aside for dividend payment and other distributions do not, in combination, equal at least 20 percent of the Bank's capital stock, and (c) that dividends may not be paid without prior approval of the Georgia Banking Department if (i) the Bank's total classified assets at its most recent examination exceed 80 percent of equity capital, (ii) the aggregate amount of dividends to be declared exceeds 50 percent of the Bank's net profits after taxes but before dividends for the previous calendar year, or (iii) the ratio of the Bank's equity capital to adjusted assets is less than 6 percent.



ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS
------      ------------------------------------

The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Bank and should be read in conjunction with the "Business" and "Financial Statements" sections included elsewhere in this Report.

Prior to the reorganization of the Bank into a holding company structure, which was effective January 1, 2002, the Company did not conduct any operations and had only a nominal amount of assets. Accordingly, the discussion below of the financial condition and results of operations prior to January 1, 2002 pertains solely to the Bank.


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001
---------------------------------------------------------------------

For the years ended December 31, 2002 and 2001, net income totaled $1,153,011 and $800,504, respectively. For the years ended December 31, 2002 and 2001, basic income per share totaled $1.52 and $1.06, respectively, and diluted income per share totaled $1.45 and $1.02, respectively. During 2002 and 2001, there were outstanding stock options that were dilutive, thus necessitating the disclosure of basic and diluted income per share. The significant increase in the Bank's earnings for 2002 compared to 2001 is primarily due to the following:

     * Average earning assets increased from $106.3 million at December 31, 2001 to $114.9 million at December 31, 2002, representing an increase of $8.6 million, or 8.1 percent. Below are the various components of average earning assets for the periods indicated:

                                                 Year Ended December 31,
                                                 -----------------------
                                                   2002             2001
                                                   ----             ----
                                                     (In Thousands)

          Interest-Bearing Deposits              $    801         $    662
          Federal Funds Sold                        2,655            6,956
          Investment Securities                    21,390           18,687
          Other Securities                            667              499
          Net Loans                                89,352           79,475
                                                  -------          -------
          Total Earning Assets                   $114,865         $106,279
                                                  =======          =======

     * Primarily as a consequence of the increase in earning assets, net interest income increased from $4,360,314 for the year ended December 31, 2001 to $5,052,142 for the year ended December 31, 2002.

Below are the various components of interest income and expense, as well as their yield/costs for the periods indicated:

                                          Year Ended          Year Ended
                                       December 31, 2002   December 31, 2001
                                       -----------------   -----------------
                                       Interest            Interest
                                       Income/     Yield   Income/     Yield
                                       Expense     Cost    Expense     Cost
                                       --------    -----   --------    -----
                                               (Dollars in thousands)
Interest income
Interest-bearing deposits              $    8      1.04%   $   29      4.40%
Federal funds sold                         50      1.91%      317      4.55%
Investments securities                  1,169      5.58%    1,088      5.82%
Other securities                           31      4.66%       31      6.14%
Loans, net                              6,366      7.12%    7,128      8.97%
                                       ------              ------
                                       $7,624      6.64%   $8,593      8.09%
                                       ======              ======

Interest expense
NOW  and money market deposits         $  709      1.40%   $1.471      3.25%
Savings deposits                           16      1.13%       19      2.39%
Time deposits                           1,264      3.94%    2,191      6.17%
Federal funds purchased                     3      1.56%        1      6.40%
Other borrowings                          552      5.27%      550      5.52%
Trust preferred securities                 28      5.35%     --         -- %
                                       ------              ------
                                       $2,572      2.69%   $4,232      4.62%
                                       ======              ======

Net interest income                    $5,052              $4,361
                                       ======              ======

Net yield on earning assets                        4.40%               4.10%
                                                   ====                ====

     *  Noninterest income increased as a percentage of average assets from
        0.70 percent during 2001 to 1.11 percent during 2002. Noninterest income increased 64.0 percent from $837,239 during 2001 to $1,372,991 during 2002. This increase was due primarily to an increase in service fees on deposit accounts and an increase in gains from the sale of investment securities. Noninterest expense increased as a percentage of average assets from 3.11 percent during 2001 to 3.42 percent during 2002. Noninterest expense increased 18.6 percent, from $3,571,449 during 2001 to $4,236,248 during 2002. This increase in noninterest expense was primarily due to an increase in salaries and employee benefits.

     * The yield on earning assets decreased from 8.09 percent in 2001 to 6.64 percent in 2002, while the average cost of funds declined from 4.62 percent in 2001 to 2.69 percent in 2002. Because the decline in the cost of funds (193 basis points) exceeded the decline in the yield on earning assets (145 basis points), the net yield on earning assets increased from 4.10 percent in 2001 to 4.40 percent in 2002.


NET INTEREST INCOME

The Bank's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Bank, the ability to generate net interest income is dependent upon the Bank's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

The Bank's net interest income for 2002 was $5,052,142 as compared to $4,360,214 for 2001. Average yield on earning assets was 6.64 percent and 8.09 percent for the years ended December 31, 2002 and 2001, respectively. The average cost of funds for 2002 declined to 2.69 percent from the 2001 cost of 4.62 percent.
Net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets.
Net interest yield for the years ended December 31, 2002 and 2001 totaled 4.40 percent and 4.10 percent, respectively. Net interest income for 2002 as compared to 2001 increased by $691,828, primarily due to the increase in average earning assets from $106,278,974 in 2001 to $114,864,812 in 2002.


NONINTEREST INCOME

Noninterest income for the years ended December 31, 2002 and 2001 totaled $1,372,991 and $837,239, respectively. As a percentage of average assets, noninterest income increased from 0.73 percent in 2001 to 1.11 percent in 2002. The $535,752 increase is primarily due to higher service fees on deposit accounts (because of the growth in transactional accounts) and gains of $137,497 from the sale of securities.

The following table summarizes the major components of noninterest income for the periods therein indicated:

                                                Year ended December 31,
                                                -----------------------
                                                   2002         2001
                                                   ----         ----
Gain on sale of securities                      $  137,497    $ 20,300
Service fees on deposit accounts                   791,652     470,236
Rental income                                      271,397     257,434
Miscellaneous, other                               172,445      89,269
                                                ----------    ---------
                                                $1,372,991    $837,239
                                                ==========    ========


NONINTEREST EXPENSE

Noninterest expense increased from $3,571,449 in 2001 to $4,236,248 in 2002. As a percentage of total average assets, noninterest expense increased from
3.11 percent in 2001 to 3.42 percent in 2002. Below are the components of noninterest expense for the 2002 and 2001 fiscal years.

                                               Year ended December 31,
                                               -----------------------
                                                  2002         2001
                                                  ----         ----
Salaries and other personnel benefits          $1,979,776   $1,694,893
Data processing charges                           456,663      369,196
Professional fees                                 366,302      200,094
Postage and telephone                             105,095       96,808
Supplies and printing                              91,708       93,481
Taxes and insurance                               126,200      126,113
Advertising and public relations                  184,831      151,297
Depreciation and amortization                     250,758      264,437
Utilities and maintenance                         211,773      193,929
Other expenses                                    463,142      381,201
                                               ----------   ----------
Total non-interest expense                     $4,236,248   $3,571,449
                                               ==========   ==========


PROVISION FOR LOAN LOSSES

During 2002, the allowance for loan losses grew from $1,305,459 to $1,506,910. The allowance for loan losses as a percentage of gross loans was 1.52 percent at both December 31, 2002 and December 31, 2001. As of December 31, 2002, management considers the allowance for loan losses to be adequate to absorb anticipated future losses. However, there can be no assurance that chargeoffs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000
---------------------------------------------------------------------

For the years ended December 31, 2001 and 2000, net income amounted to $800,504 and $333,257, respectively. For the years ended December 31, 2001 and 2000, basic income per share amounted to $1.06 and $0.44, respectively, and diluted income per share amounted to $1.02 and $0.42, respectively. During 2001 and 2000, there were outstanding stock options that were dilutive, thus necessitating the disclosure of basic and diluted income per share. The significant increase in the Bank's earnings for 2001 compared to 2000 is primarily due to the following:

     * Average earning assets increased from $72.4 million at December 31, 2000 to $106.3 million at December 31, 2001, representing an increase of $33.9 million, or 46.8 percent.

     * Primarily as a consequence of the increase in earning assets, net interest income increased from $3,343,312 for the year ended December 31, 2000 to $4,360,314 for the year ended December 31, 2001.

     * Noninterest income increased 51.10 percent, from $554,071 during 2000 to $837,239 during 2001. This increase was due primarily to an increase in rental income and increases in service fees on deposit accounts. Noninterest expense increased 12.92 percent, from 3,162,826 during 2000 to 3,571,449 during 2001. The primary reason noninterest expenses increased at a slower rate than noninterest income is management's ability to control operating costs in a declining-rate environment.

     * The positive factors described above were offset somewhat by the decline in the general level of interest rates during 2001. The yield on earning assets declined from 9.38 percent in 2000 to 8.09 percent in 2001, while the average cost of funds declined from 5.51 percent in 2000 to 4.62 percent in 2001. Because the decline in the yield on earning assets (129 basis points) outpaced the decline in the cost of funds (89 basis points), the net yield on earning assets declined from 4.62 percent in 2000 to 4.13 percent in 2001.


NET INTEREST INCOME

The Bank's net interest income for 2001 was $4,360,214 as compared to $3,343,312 for 2000. Average yield on earning assets was 8.09 percent and 9.38 percent for the years ended December 31, 2001 and 2000, respectively. The average cost of funds for 2001 declined to 4.62 percent from the 2000 cost of 5.51 percent. Net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yield for the years ended December 31, 2001 and 2000 amounted to 4.10 percent and 4.62 percent, respectively. Net interest income for 2001 as compared to 2000 increased by $1,017,002, primarily due to the increase in average earning assets from $72,386,089 in 2000 to $105,617,132 in 2001.


NONINTEREST INCOME

Noninterest income for the years ended December 31, 2001 and 2000 amounted to $837,239 and $553,071, respectively. As a percentage of average assets, noninterest income increased from 0.69 percent in 2000 to 0.70 percent in 2001. The $284,168 increase is primarily due to higher service fees on deposit accounts (because of the growth in transactional accounts) and to a higher rental income from the Bank building, which became fully occupied during 2001.


NONINTEREST EXPENSE

Noninterest expense increased from $3,162,826 in 2000 to $3,571,449 in 2001. As a percentage of total average assets, noninterest expense declined from
3.96 percent in 2000 to 3.11 percent in 2001.


PROVISION FOR LOAN LOSSES

During 2001, the allowance for loan losses grew from $970,619 to $1,305,459. The allowance for loan losses as a percentage of gross loans increased from
1.31 percent at December 31, 2000 to 1.52 percent at December 31, 2001. As of December 31, 2001, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that chargeoffs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.


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

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to manage actively rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Bank's overall interest rate risks.

The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity.
To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2002 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.
                                                       Over 1
                         Within     Over 3   Over 6     year
                           3        up to     up to    up to   After
                         months     6 mos    12 mos    5 yrs   5 yrs    Total
                         -------   -------   -------   ------  ------   ------
                                       (Dollars In thousands)
EARNING ASSETS
  Interest-
   bearing deposits     $    171  $  --     $  --     $ --    $ --    $    171
  Federal funds sold       2,803     --        --       --      --       2,803
  Investment securities      504     --          414    8,819  11,822   21,559
  Other securities           884     --        --       --      --         884
  Loans                   54,069     7,079     7,298   27,671   3,121   99,238
                         -------   -------   -------   ------  ------  -------
                        $ 58,431  $  7,079  $  7,712  $36,490 $14,943 $124,655
                         -------   -------   -------   ------  ------  -------

SUPPORTING SOURCES OF FUNDS
  NOW and money
   market deposits      $ 53,607  $  --     $  --     $ --    $ --    $ 53,607
  Deposits
    Savings Deposits       1,808     --        --       --      --       1,808
    Time Deposits         10,105     3,918     8,975    7,630   --      30,628
  Other borrowings           507     1,000     --       2,150  10,000   13,657
  Trust preferred
    securities             --        --        --       --      3,000    3,000
                         -------   -------   -------   ------  ------  -------
                        $ 66,027  $  4,918  $  8,975  $ 9,780 $13,000 $102,700
                         -------   -------   -------   ------  ------  -------

Interest rate
 sensitivity gap        $ (7,596) $  2,161  $ (1,263) $26,710 $ 1,943 $ 21,955
Cumulative interest
 rate sensitivity
 gap                    $ (7,596) $ (5,435) $ (6,698) $20,012 $21,955 $ 21,955
Interest rate
 sensitivity gap ratio    (6.1)%     1.7 %    (1.0)%    21.4%    1.6%    17.6%
Cumulative interest rate
  sensitivity gap ratio   (6.1)%    (4.4)%    (5.4)%    16.0%   17.6%    17.6%

As evidenced by the table above, the Bank is liability sensitive from zero to one year and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Bank, declining interest rates will increase income for approximately one year and reduce income thereafter. Conversely, an increase in interest rates will reduce income for approximately one year and increase income thereafter. This, however, assumes that all other factors affecting income remain constant.

As the Bank continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Bank's primary source of liquidity is its ability to maintain and increase deposits. Deposits grew by $4.5 million in 2002. In addition, during 2002 the Bank was able to borrow an additional $3.2 million, with maturities from one to five years, from the Federal Home Loan Bank and issue trust preferred securities of $3,000,000 with a maturity of 30 years.
Below are the pertinent liquidity balances and ratios at December 31.

                                         December 31,     December 31,
                                            2002             2001
                                         ------------     ------------
Cash and cash equivalents                $ 7,334,381      $ 7,662,347
Securities                               $21,559,425      $21,970,156
CDs over $100,000
 to total deposits ratio                       11.3%            12.7%
Loans to deposit ratio                         94.8%            85.8%
Brokered deposits                        $ 4,144,000      $    --

Large denomination certificates of deposit ("CDs") decreased by approximately $904,000 during 2002, and reliance on large denomination CDs to fund normal banking operations has declined slightly relative to other sources of funds. At December 31, 2002 and 2001, large denomination CDs accounted for
11.3 percent and 12.7 percent of total deposits, respectively. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the large denomination CDs at December 31, 2002 were obtained from Bank customers residing in Bibb County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Bibb County, as outside depositors are believed to be more likely to be interest rate sensitive.

Cash and cash equivalents are the primary source of liquidity. At December 31, 2002, cash and cash equivalents totaled $7.3 million, representing 5.5 percent of total assets.

Securities, particularly securities available for sale, provide a secondary source of liquidity. Approximately $0.9 million of the $21.6 million of the Bank's securities portfolio is scheduled to mature during 2003. Additionally, several securities have call dates prior to their maturity dates and others are reducing principal on a monthly basis, thus enhancing the Bank's liquidity posture.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2002, the Bank had brokered deposits of $4.1 million in its portfolio.

Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Bank's liquidity increasing or decreasing in any material way in the foreseeable future.


CAPITAL ADEQUACY

The various federal bank regulators, including the FDIC, have two primary measures of capital adequacy for banks: (i) risk-based capital guidelines;
and (ii) the leverage ratio. These standards define capital and establish minimum capital standards in relation to the degree of risk perceived in an institution's assets and off-balance sheet items. Capital is divided into two tiers. For banks, Tier 1 or "core" capital consists of common stockholders' equity, qualifying noncumulative perpetual preferred stock and related surplus, and minority interests in the common equity accounts of consolidated subsidiaries, reduced by goodwill, certain other intangible assets and certain deferred tax assets. Tier 2 capital consists of the allowance for loan and lease losses, cumulative perpetual preferred stock, long-term preferred stock, perpetual preferred stock where the dividend is reset periodically based on the bank's current credit standing, hybrid capital instruments, term subordinated debt, intermediate term preferred stock, and certain net unrealized holding gains on securities.

At December 31, 1994, a risk-based capital measure and minimum ratio standards were fully phased in, with a minimum total capital ratio of 8.0 percent and Tier 1 capital equal to at least 50 percent of total capital. The FDIC also has a minimum leverage ratio of Tier 1 capital to total assets of 3.0 percent.

The FDIC has emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such minimum levels of capital only if it were rated a composite "one" under the regulatory rating system for banks. All other banks are required to maintain a leverage ratio of at least 4.0 percent. These rules further provide that banking organizations anticipating or experiencing significant internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

At December 31, 2002, the Bank's Tier 1 (to risk-weighted assets) capital ratio was 8.5 percent. At December 31, 2002, the Bank's total risk-based capital ratio was 12.4 percent. These ratios exceed the minimum capital adequacy guidelines imposed by federal regulatory authorities on banks, which are 4.0 percent for Tier 1 capital and 8.0 percent for total risk-based capital. The ratios also exceed the minimum guidelines imposed by the same regulatory authorities to be considered "well-capitalized," which are 6.0 percent of Tier 1 capital and 10.0 percent for total risk-based capital.

The Bank does not have any commitments which it believes would reduce its capital to levels inconsistent with the minimum capital adequacy guidelines.

The table below illustrates the Bank's regulatory capital ratios at December 31, 2002:
                                                           Minimum
                                           December 31,   regulatory
                                               2002       requirement
                                           ------------   -----------
     Tier 1 Capital                            8.5%           4.0%
     Tier 2 Capital                            3.9%           N/A
     Total risk-based capital ratio           12.4%           8.0%
     Leverage ratio                            7.6%           4.0%



ITEM 7     FINANCIAL STATEMENTS
------     --------------------

The following financial statements are filed as Exhibit 99.1 to this report and incorporated herein by reference:

     Report of Independent Accountants
     Consolidated Balance Sheets - December 31, 2002 and 2001
     Consolidated Statements of Income - Years Ended December 31, 2002, 2001
       and 2000
     Consolidated Statements of Changes in Stockholders' Equity - Years Ended
       December 31, 2002, 2001 and 2000
     Consolidated Statements of Cash Flows - Years Ended December 31, 2002,
       2001 and 2000
     Notes to Consolidated Financial Statements



ITEM 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------     ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

There has been no occurrence requiring a response to this Item.



                                  PART III


ITEM 9     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
------     -------------------------------------------------------------
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
           -------------------------------------------------

The information relating to the directors and executive officers of the Company contained in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.



ITEM 10    EXECUTIVE COMPENSATION
-------    ----------------------

The information relating to executive compensation contained in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.



ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------    --------------------------------------------------------------

The information relating to security ownership of certain beneficial owners and management contained in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.



ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------    ----------------------------------------------

The information relating to certain relationships and related transactions contained in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.



ITEM 13    EXHIBITS AND REPORTS ON FORM 8-K
-------    --------------------------------

(a) EXHIBITS - The Index to Exhibits appears immediately following the signature page hereto and is incorporated herein by reference.

(b) REPORTS ON FORM 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2002.



ITEM 14    CONTROLS AND PROCEDURES
-------    -----------------------

After evaluating the Company's disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") is recorded, processed, summarized and reported within the time period specified by the Act, the Chief Executive Officer, J. Patrick McGoldrick, and Chief Financial Officer, Geraldine Bolen have concluded that the Company's controls are effective in accumulating and communicating the information to the Company's management as appropriate to allow timely decisions regarding disclosures. This evaluation was conducted within 90 days of the filing date of this report. In addition, there have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of Mr. McGoldrick's and Ms. Bolen's evaluations, and there have been no corrective actions with regard to significant deficiencies or material weaknesses.



                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RIVOLI BANCORP, INC.

Dated:  March 31, 2003                 By: /s/ J. Patrick McGoldrick
                                           -----------------------------
                                           J. Patrick McGoldrick
                                           President and Chief Executive Officer
                                           (principal executive officer)


Dated:  March 31, 2003                 By: /s/ Geraldine Bolen
                                           -----------------------------
                                           Geraldine Bolen
                                           Chief Financial Officer
                                           (principal financial and accounting
                                            officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                     Director
----------------------------
Ethel A. Cullinan

                                     Director
----------------------------
A.V. Elliott

                                     Director
----------------------------
Roy H. Fickling

/s/ Edward H. Greene                 Director          March 31, 2003
----------------------------
Edward H. Greene

/s/ D. Frank Gunn                    Director          March 31, 2003
----------------------------
D. Frank Gunn

/s/ Henry K. Koplin                  Director          March 31, 2003
----------------------------
Henry K. Koplin

                                     Director
----------------------------
Edward P. Loomis

/s/ J. Patrick McGoldrick            Director          March 31, 2003
----------------------------
J. Patrick McGoldrick

/s/ C. Warren Selby, Jr.             Director          March 31, 2003
----------------------------
C. Warren Selby, Jr.

                                     Director
----------------------------
Raymond H. Smith, Jr.

/s/ William T. Wiley, Jr.            Director          March 31, 2003
----------------------------
William T. Wiley, Jr.

/s/ F. Tredway Shurling              Director          March 31, 2003
----------------------------
F. Tredway Shurling



          CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE SECURITIES
                     EXCHANGE ACT OF 1934, AS AMENDED

I, J. Patrick McGoldrick, Chief Executive Officer, certify that:

1.  I have reviewed this Form 10-KSB of Rivoli Bancorp, Inc. (the "Report");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.  Based on my knowledge, the financial statements, and other financial
    information included in this   Report, fairly present in all material
    respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant''s internal controls, and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 31, 2003                               /s/ J. Patrick McGoldrick
                                             ------------------------------
                                             J. PATRICK MCGOLDRICK
                                             Chief Executive Officer



          CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE SECURITIES
                     EXCHANGE ACT OF 1934, AS AMENDED

I, Geraldine Bolen, Chief Financial Officer, certify that:

1.  I have reviewed this Form 10-KSB of Rivoli Bancorp, Inc. (the "Report");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.  Based on my knowledge, the financial statements, and other financial
    information included in this   Report, fairly present in all material
    respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant''s internal controls, and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 31, 2003                               /s/ Geraldine Bolen
                                             ------------------------------
                                             GERALDINE BOLEN
                                             Chief Financial Officer



                                  EXHIBIT INDEX
                                  -------------

The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by "*" were previously filed as a part of, and are hereby incorporated by reference to, the indicated filings.

  Exhibit No.         Description of Exhibit
  -----------         ----------------------

  *  3.1        Articles of Incorporation of the Company (Filed as Exhibit 3.1
                to the Current Report on Form 8-K (File No. 000-49691), filed with the Commission on March 14, 2002)

  *  3.2        Bylaws of the Company (Filed as Exhibit 3.2 to the Current
                Report on Form 8-K (File No. 000-49691), filed with the
                Commission on March 14, 2002)

  *  4.1        Specimen Common Stock Certificate (Filed as Exhibit 4.1 to the
                Annual Report on Form 10-KSB (File No. 000-49691), filed with the Commission on April 1, 2002)

  * 10.1 1998 Stock Option Plan (Filed as Exhibit 10.1 to the Annual Report on Form 10-KSB (File No. 000-49691), filed with the Commission on April 1, 2002)

  * 10.2 Form of Incentive Stock Option Agreement (Filed as Exhibit 10.2 to the Annual Report on Form 10-KSB (File No. 000-49691), filed with the Commission on April 1, 2002)

  * 10.3        Form of Nonqualifying Stock Option Agreement (Filed as Exhibit
                10.3 to the Annual Report on Form 10-KSB (File No. 000-49691), filed with the Commission on April 1, 2002)

  * 10.4        Employment Agreement with J. Patrick McGoldrick (Filed as
                Exhibit 10.4 to the Annual Report on Form 10-KSB (File No. 000-49691), filed with the Commission on April 1, 2002)

     21.1       Subsidiaries of the Registrant

     99.1       Financial Statements

     99.2       Certification of CEO and CFO