Form 10KSB/A
period 2002-12-31
RIVOLI BANCORP INC
filed 2003-04-16
CIK 1160861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________


                                 FORM 10-KSB/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended:              Commission file number:
           December 31, 2002                            0-49691


                               RIVOLI BANCORP, INC.
              (Exact name of registrant as specified in its charter)


                   Georgia                              58-2631780
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)


                          5980 Zebulon Road, Macon, Georgia
                       (Address of principal executive offices)

                                        31210
                                      (Zip Code)

                                    (478) 475-5200
                  (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par
value $1.00 per share

This is Amendment No. 1 to the Form 10-KSB for the year ended December 31, 2002 and is dated April 16, 2003.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Documents Incorporated by Reference:  None.

THE FOLLOWING ITEM IS AMENDED:  ITEM 13.

     Due to an error by the third-party service provider used by the Registrant to file its Exchange Act reports with the SEC via Edgar, the Registrant's Form 10-KSB for the year ended December 31, 2002 did not have the correct exhibits attached as Exhibits 99.1 and 99.2 thereto. This Amendment is being filed by the Registrant solely to attach the correct exhibits.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

     (a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by "*" were previously filed as a part of, and are hereby incorporated by reference to, the indicated filings.

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

   * 10.4     Employment Agreement with J. Patrick McGoldrick (Filed as Exhibit
              10.4 to the Annual Report on Form 10-KSB (File No. 000- 49691), filed with the Commission on April 1, 2002)

   * 21.1 Subsidiaries of the Registrant (previously filed on March 31, 2003 as Exhibit 21.1 to the Form 10-KSB amended hereby)

     99.1     Financial Statements

     99.2     Certification of CEO and CFO

     (b) REPORTS ON FORM 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2002.



                                 SIGNATURE


     In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RIVOLI BANCORP, INC.

                                  By: /s/ J. Patrick McGoldrick
                                      ------------------------------------
Date:  April 16, 2003                 J. Patrick McGoldrick, President and
                                      Chief Executive Officer



         CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE SECURITIES
                       EXCHANGE ACT OF 1934, AS AMENDED

    I, J. Patrick McGoldrick, Chief Executive Officer, certify that:

1. I have reviewed this Amendment to Form 10-KSB of Rivoli Bancorp, Inc. (the "Report");

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


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 16, 2003                            /s/ J. Patrick McGoldrick
                                          -----------------------------
                                          J. PATRICK MCGOLDRICK
                                         Chief Executive Officer



         CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE SECURITIES
                      EXCHANGE ACT OF 1934, AS AMENDED

    I, Geraldine Bolen, Chief Financial Officer, certify that:

1. I have reviewed this Amendment to Form 10-KSB of Rivoli Bancorp, Inc. (the "Report");

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 16, 2003                            /s/ Geraldine Bolen
                                          -----------------------------
                                          GERALDINE BOLEN
                                          Chief Financial Officer



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
             Annual Report on Form 10-KSB (File No. 000-49691), filed with the
             Commission on April 1, 2002)

  * 10.1 1998 Stock Option Plan (Filed as Exhibit 10.1 to the Annual Report on Form 10-KSB (File No. 000-49691), filed with the Commission on April 1, 2002)

  * 10.2 Form of Incentive Stock Option Agreement (Filed as Exhibit 10.2 to the Annual Report on Form 10-KSB (File No. 000-49691), filed with the Commission on April 1, 2002)

  * 10.3 Form of Nonqualifying Stock Option Agreement (Filed as Exhibit 10.3 to the Annual Report on Form 10-KSB (File No. 000-49691), filed with the Commission on April 1, 2002)

  * 10.4     Employment Agreement with J. Patrick McGoldrick (Filed as Exhibit
             10.4 to the Annual Report on Form 10-KSB (File No. 000- 49691), filed with the Commission on April 1, 2002)

  * 21.1 Subsidiaries of the Registrant (previously filed on March 31, 2003 as Exhibit 21.1 to the Form 10-KSB amended hereby)

    99.1     Financial Statements

    99.2     Certification of CEO and CFO