Form 10QSB
period 2003-03-31
RIVOLI BANCORP INC
filed 2003-05-15
CIK 1160861

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2003.

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

	Common stock, $1 par value per share, 759,443 shares issued and outstanding as of May 14, 2003.



PART I - FINANCIAL INFORMATION


ITEM 1  -  FINANCIAL STATEMENTS
------     --------------------


                             RIVOLI BANCORP, INC.
                        CONSOLIDATED BALANCE SHEETS


                                            March 31,
                                              2003        December 31,
                                           (Unaudited)        2002
                                          ------------    ------------

                                 ASSETS

Cash and due from banks                   $  7,811,633    $  4,360,304
Federal funds sold, net                      3,325,000       2,803,000
Interest-bearing deposits                    2,061,251         171,077
Securities available
 for sale, at fair values                   20,786,365      21,559,425
Restricted stock, at cost                      884,050         884,050
Loans, net                                  97,178,347      97,731,493
Property and equipment, net                  3,668,635       3,706,838
Other assets                                 1,048,855       1,137,557
                                          ------------    ------------
Total Assets                              $136,764,136    $132,353,744
                                          ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
  Noninterest-bearing deposits            $ 20,095,046    $ 18,681,009
  Interest-bearing deposits                 89,078,948      86,043,046
                                          ------------    ------------
                                           109,173,994     104,724,055
                                          ------------    ------------
Borrowed Money
  Demand Notes to U.S. Treasury                519,264         506,809
  Other                                     13,150,000      13,150,000
                                          ------------    ------------
                                            13,669,264      13,656,809
                                          ------------    ------------

Other Liabilities                              852,423       1,059,115
                                          ------------    ------------

Guaranteed Mandatorily Redeemable Trust
 Preferred Securities of Subsidiary Trust    3,000,000      3,000,000
                                          ------------    ------------

Shareholders' Equity
Common stock, $1 par value; 10.0
 million shares authorized; 759,443
 issued and outstanding in 2003 and
 759,163 shares issued and outstanding
 in 2002                                       759,443         759,163
Paid-in capital                              6,851,322       6,847,578
Retained earnings                            2,085,023       1,849,376
Accumulated other
  comprehensive income                         400,207         457,648
                                          ------------    ------------
                                            10,095,995       9,913,765
                                          ------------    ------------

Treasury stock, at cost,
 1,377 shares in 2003                          (27,540)         - -
                                          ------------    ------------

                                            10,068,455       9,913,765
                                          ------------    ------------

Total liabilities and
 shareholders' equity                     $136,764,136    $132,353,744
                                          ============    ============

        The accompanying notes are an integral part of these consolidated balance sheets.



                             RIVOLI BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                     AND COMPREHENSIVE INCOME (UNAUDITED)
                     FOR THE THREE MONTHS ENDED MARCH 31

                                                2003          2002
                                                ----          ----
Interest income                              $1,818,487    $1,883,464
Interest expense                                551,729       691,114
                                             ----------    ----------
Net interest income                           1,266,758     1,192,350

Provision for loan losses                       140,000        99,000
                                             ----------    ----------
Net interest income after
 provision for loan losses                    1,126,758     1,093,350
                                             ----------    ----------

Noninterest Income
 Service charges                                219,936       187,473
 Gain on sale of securities                       - -          28,164
 Rent and parking revenue                        69,025        63,924
 Other fees                                      21,860        28,759
                                             ----------    ----------
                                                310,821       308,320
                                             ----------    ----------

Noninterest Expenses
 Salaries and benefits                          535,048       466,789
 Advertising and business development            38,084        36,186
 Office supplies                                 24,332        24,732
 ATM machine expense                             13,883        19,523
 Depreciation                                    51,000        63,600
 Legal and professional                          67,769        68,626
 Data processing & correspondent charges        114,618        90,770
 Telephone and postage                           17,988        16,795
 Other operating expenses                       176,610       198,264
                                             ----------    ----------
                                              1,039,332       985,285
                                             ----------    ----------

Net income before taxes                         398,247       416,385

Income taxes                                    162,600       159,500
                                             ----------    ----------

Net income                                      235,647       256,885

Other Comprehensive Income
 Unrealized loss on securities                  (57,441)     (188,391)
                                             ----------    ----------

Comprehensive Income                         $  178,206    $   68,494
                                             ==========    ==========

Basic income per share                       $      .31    $      .34
                                             ==========    ==========

Diluted income per share                     $      .29    $      .33
                                             ==========    ==========


       The accompanying notes are an integral part of these consolidated financial statements.



                          RIVOLI BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31
                             (UNAUDITED)

                                                2003           2002
                                                 ----           ----
Cash flows from operating activities        $    337,396   $    460,638
                                            ------------   ------------
Cash flows from investing activities
  Interest-bearing deposits                   (1,890,174)       241,513
  Investment in other real estate                   - -         (66,953)
  Purchase of premises and equipment             (15,297)       (11,471)
  Purchase of securities available for sale   (2,030,312)    (5,380,218)
  Maturity and paydowns of securities
    available for sale                         2,719,692        437,764
  Sale of securities available for sale             - -       4,278,990
  Loans to customers, net                        413,146        (17,897)
                                            ------------   ------------
                                                (802,945)      (545,272)
                                            ------------   ------------

Cash flows from financing activities
  Exercise of stock options                        4,024         56,521
  Borrowed money                                  12,455        328,855
  Purchase of treasury stock                     (27,540)          - -
  Increase in deposits                         4,449,939        542,345
                                            ------------   ------------
                                               4,438,878        927,721
                                            ------------   ------------

Net increase in cash and cash equivalents      3,973,329        843,087
Cash and cash equivalents, beginning           7,163,304      7,087,623
                                            ------------   ------------
Cash and cash equivalents, ending           $ 11,136,633   $  7,930,710
                                            ============   ============


      The accompanying notes are an integral part of these consolidated financial statements.



                          RIVOLI BANCORP, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2003
                              (UNAUDITED)

                                               Accumulated
                                                  Other               Total
          Number                                  Compre-             Share-
           Of      Common   Paid-in    Retained   hensive Treasury    holders'
         Shares    Stock    Capital    Earnings   Income    Stock     Equity
         ------    -----    -------    --------   ------    -----     ------

Balance,
Dec. 31,
2001    754,488 $3,772,440 $3,777,780 $  696,365 $253,455 $    --   $ 8,500,040
        -------  ---------  ---------  ---------  -------  -------   ----------

Conversion
of stock
to $1.00
par
value       --  (3,017,952) 3,017,952        --       --       --          --
        -------  ---------  ---------  ---------  -------  -------   ----------

Balance,
Dec. 31,
2001
reflecting
exchange
of
stock   754,488    754,488  6,795,732    696,365  253,455      --     8,500,040
        -------  ---------  ---------  ---------  -------  -------   ----------

Exercise
of
4,675
stock
options   4,675      4,675     51,846        --       --       --        56,521

Rounding
adjustments --         --         --         187      --       --           187

Net income,
three-month
period
ended
March 31,
2002        --         --         --     256,885      --       --       256,885

Net
unrealized
loss on
securities,
three-month
period
ended
March 31,
2002        --         --         --         --  (188,391)     --      (188,391)
        -------  ---------  ---------  ---------  -------  -------   ----------

Balance,
March 31,
2002    759,163 $  759,163 $6,847,578 $  953,437 $ 65,094 $    --   $ 8,625,242
        =======  =========  =========  =========  =======  =======   ==========

---------------------------------------------------------

Balance,
Dec. 31,
2002    759,163 $  759,163 $6,847,578 $1,849,376 $457,648 $    --   $ 9,913,765
        -------  ---------  ---------  ---------  -------  -------   ----------

Purchase of
treasury
stock       --         --         --         --       --   (27,540)     (27,540)

Exercise
of
280
stock
options     280        280      3,744        --       --       --         4,024

Net income,
three-month
period
ended
March 31,
2003        --         --         --     235,647      --       --       235,647

Net
unrealized
loss on
securities,
three-month
period
ended
March 31,
2003        --         --         --         --   (57,441)     --       (57,441)
        -------  ---------  ---------  ---------  -------  -------   ----------

Balance,
March 31,
2003    759,443 $  759,443 $6,851,322 $2,085,023 $400,207 $(27,540) $10,068,455
        =======  =========  =========  =========  =======  =======   ==========


      The accompanying notes are an integral part of these consolidated financial statements.



                        RIVOLI BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the December 31, 2002 audit report.

(2)  SUMMARY OF ORGANIZATION

The consolidated financial statements include the accounts of Rivoli BanCorp, Inc., Rivoli Bank and Trust, and Rivoli BanCorp Capital Trust I, collectively referred to as the Company. Rivoli Bank & Trust, Macon, Georgia (the Bank) was incorporated under the laws of the state of Georgia on September 17, 1996 to provide a full range of banking services to residents and businesses of Bibb County, Georgia. Requisite approvals from the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation (the FDIC) were obtained prior to commencement of banking operations. The Bank commenced operations on June 12, 1997 and, as of March 31, 2003, has two banking facilities in Macon, Georgia.

(3)  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, which rescinded Statement Nos. 4, 44, and 64 and amended Statement No. 13, Accounting for Leases. Statement No. 145 eliminates the requirement to classify gains and losses from an early extinguishment of debt as an extraordinary item. These provisions of the statement were effective for the Company's fiscal year beginning January 1, 2003, and have not had a significant impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3. The Board decided to address the accounting and reporting for costs associated with exit or disposal activities because entities increasingly are engaging in exit and disposal activities, and certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under Issue 94-3 that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. The provisions of this statement were effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company's financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements Nos. 72 and 144 and FASB Interpretation No. 9. This statement clarifies that an acquisition that meets the definition of a business should be accounted for as a business combination; otherwise, the acquisition of a less-than-whole financial institution (often referred to as a branch acquisition) should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. In the event that the Company were to acquire branch operations that did not meet the definition of a business from another institution in the future, the excess purchase price, if any, over book value, would result in an amortizing intangible asset rather than goodwill.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends FASB No. 123, Accounting for Stock-Based Compensation. The purpose of this statement is to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. The disclosure requirements of FASB 123 are also amended to include disclosure in quarterly financial statements of compensation expense calculated in accordance with FASB No. 123.

(4)  EARNINGS PER SHARE

The Bank reports basic and fully diluted earnings per share (EPS) under SFAS
128. Basic EPS excludes any dilutive effects of options, warrants and convertible securities. The following presents earnings per share for the three months ended March 31, 2003 under the requirements of SFAS 128:

                                              Three Months
                                                 Ended
                                             March 31, 2003
                                             --------------
     Basic Earnings Per Share
       Net Income Per Common Share               $   0.31
       Weighted Average Common Shares             758,833

     Diluted Earnings Per Share
       Net Income Per Common Share               $   0.29
       Weighted Average Common Shares             800,042

(5)  STOCK COMPENSATION

At March 31, 2003, the Company has an option plan, which is described more fully in Note 13 of the consolidated audited financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock option-related compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock options granted in the respective periods.

                                            Three Months Ended March 31,
                                            ----------------------------
                                                 2003           2002
                                                 ----           ----
Net Income
  As Reported                                  $235,647       $256,885
  Total stock-based employee compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                           (4,197)        (4,197)
                                                -------        -------
  Pro Forma                                    $231,450       $252,688
                                                =======        =======

Earnings Per Share
  Basic
    As Reported                                $   0.31       $   0.34
                                                =======        =======
    Pro Forma                                  $   0.31       $   0.33
                                                =======        =======

  Diluted
    As Reported                                $   0.29       $   0.33
                                                =======        =======
    Pro Forma                                  $   0.29       $   0.32
                                                =======        =======



ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------     ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

Total assets increased by $4.4 million to $136.8 million during the three-month period ended March 31, 2003. More specifically, cash and cash equivalents increased by $4.0 million to $11.1 million, interest-bearing deposits increased by $1.9 million to $2.1 million, securities decreased by $0.8 million to $21.7 million, loans decreased by $0.6 million to $97.2 million, and all other assets decreased by $0.1 million to $4.7 million. To fund the growth in assets, deposits increased by $4.5 million to $109.2 million, other liabilities decreased by $0.2 million to $0.9 million, and the capital accounts increased by $0.2 million to $10.1 million.

LIQUIDITY AND CAPITAL

Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2003 financial statements evidence a satisfactory liquidity position, as total cash and cash equivalents totaled $11.1 million, representing 8.1 percent of total assets. Investment securities, which totaled $20.8 million, or 15.2 percent, of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. Management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Bank knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                                                        Minimum Regulatory
                                    March 31, 2003          Requirement
                                    --------------          -----------
Tier 1 Capital Ratio                    11.07%                 4.00%
Total Capital Ratio                     12.32%                 8.00%
Leverage Ratio                           8.91%                 4.00%

On February 25, 2003, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 20,000 shares of its common stock. As of March 31, 2003, the Company has repurchased 1,377 shares at a total cost of $27,540 under this program.

RESULTS OF OPERATIONS

Net income for the three-month period ended March 31, 2003 totaled $235,647, or $0.29 per diluted share. For the three-month period ended March 31, 2002, net income totaled $256,885, or $0.33 per diluted share. The following four items are significant when comparing the results of the three-month period ended March 31, 2003 with those of the three-month period ended March 31, 2002.

A. Net interest income, which represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities, increased from $1,192,350 for the three-month period ended March 31, 2002 to $1,266,758 for the same period one year later, representing an increase of $74,408, or 6.24 percent. This increase was attained primarily because of a $10.2 million increase in average earning assets, from $111.7 million for the three-month period ended March 31, 2002 to $121.9 million for the three-month period ended March 31, 2003.

B. The net interest yield, defined as net interest income divided by average interest-earning assets, decreased from 4.27 percent for the three-month period ended March 31, 2002 to 4.16 percent for the three-month period ended March 31, 2003. The yield on earning assets decreased to 5.97 percent for the first three months of 2003 as compared to 6.74 percent for the first three months of 2002. The cost of funds decreased to 2.17 percent in the first three months of 2003 as compared to 2.94 percent in the first three months of 2002. The following table shows pertinent information concerning both the yield on earning assets and the cost of funds for the three-month period ended March 31, 2003.

                               Average Assets/      Interest      Yield/
                                Liabilities      Income/Expense    Cost
                                -----------      --------------    ----
Interest-Bearing Deposits      $    833,025        $      179      0.09%
Federal Funds Sold                2,567,351            10,359      1.61
Investment Securities
  Taxable                        18,726,807           219,773      4.69
  Nontaxable                      1,774,138            13,524      3.05
Other Securities                    884,050            13,357      6.04
Net Loans                        97,078,033         1,561,295      6.43
                                -----------         ---------      ----
                               $121,863,404        $1,818,487      5.97%
                                ===========         =========      ====

NOW and Money Market Accounts  $ 52,644,411        $  120,604      0.92%
Savings Deposits                  2,030,143             4,938      0.97
Time Deposits                    30,363,936           239,440      3.15
Other Borrowings                 13,592,068           147,222      4.33
Trust Preferred Securities        3,000,000            39,525      5.27
                                -----------         ---------      ----
                               $101,630,558        $  551,729      2.17%
                                ===========         =========      ====

Net Interest Income                                $1,266,758
                                                    =========

Net Yield on Earning Assets                                        4.16%
                                                                   ====

C. Total noninterest income increased from $308,320 for the three-month period ended March 31, 2002 to $310,821 for the three-month period ended March 31, 2003. As a percent of average assets, noninterest income decreased from
     1.03 percent for the three-month period ended March 31, 2002 to 0.94 percent for the three-month period ended March 31, 2003. The Company did not sell any securities during the three-month period ending March 31, 2003. Gain on the sale of securities during the three-month period ended March 31, 2002 totaled $28,164.

D. For the three-month period ended March 31, 2003, noninterest expenses totaled $1,039,332, representing an annualized 3.16 percent of average assets. By comparison, for the three-month period ended March 31, 2002, operating expenses totaled $985,285, representing an annualized 3.29 percent of average assets. This increase in noninterest expenses is due to higher salaries and benefits, data processing and correspondent charges.

During the three-month period ended March 31, 2003, the allowance for loan losses increased by $24,090 to $1,531,000. The allowance for loan losses as a percentage of gross loans increased from 1.52 percent at December 31, 2002 to
1.55 percent at March 31, 2003. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The following table presents the Bank's loan loss experience on all loans for the three months ended March 31:

                                                  ($ in Thousands)
                                                  ----------------
                                                   2003       2002
                                                   ----       ----
Allowance for Loan Losses, January 1              $1,507     $1,305
                                                   -----      -----

Charge-Offs
  Commercial, Financial and Agricultural              15        -
  Real-Estate - Mortgage                             100        -
  Consumer                                             1          9
                                                   -----      -----
                                                     116          9
                                                   -----      -----

Recoveries
  Commercial, Financial and Agricultural              -          -
  Real-Estate - Mortgage                              -          -
  Consumer                                            -          10
                                                   -----      -----
                                                      -          10
                                                   -----      -----

Net Charge-Offs (Recoveries)                         116         (1)
                                                   -----      -----

Provision for Loan Losses                            140         99
                                                   -----      -----

Allowance for Loan Losses, March 31               $1,531     $1,405
                                                   =====      =====

Ratio of Net Charge-Offs
  (Recoveries) to  Average Loans                    0.12%      0.00%
                                                   =====      =====

The Bank is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Bank's liquidity, capital resources, or results of operations.


ITEM 3  -  CONTROLS AND PROCEDURES
------     -----------------------

A. Within 90 days prior to the filing date of this report, with the participation of the Company's management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

B. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.



                          PART 2  OTHER INFORMATION

ITEM 1  -  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits:

     99.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
     2002.

B.   Reports on Form 8-K:

     Form 8-K (as amended) dated February 3, 2003 was filed with the Securities and Exchange Commission reporting on a change in its certifying accountant.

     Form 8-K dated March 10, 2003 was filed with the Securities and Exchange Commission reporting on approval by the Board of Directors authorizing the Company to repurchase up to 20,000 shares of its common stock.



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RIVOLI BANCORP, INC.
                                   ----------------------------------
                                   (Registrant)


Date: May 14, 2003                 By: /s/  J. Patrick McGoldrick
                                       ------------------------------
                                       J. Patrick McGoldrick
                                       Chief Executive Officer

                                   By: /s/  Geraldine Bolen
                                       ------------------------------
                                       Geraldine Bolen
                                       Chief Financial Officer



          CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
             SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, J. Patrick McGoldrick, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rivoli BanCorp, Inc. (the Report);

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 14, 2003                             /s/  J. Patrick McGoldrick
                                         ---------------------------------
                                         J. PATRICK MCGOLDRICK
                                         Chief Executive Officer



          CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
             SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Geraldine Bolen, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rivoli BanCorp, Inc. (the Report);

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 14, 2003                             /s/  Geraldine Bolen
                                         ---------------------------------
                                         GERALDINE BOLEN
                                         Chief Financial Officer