Form 10QSB
period 2003-06-30
RIVOLI BANCORP INC
filed 2003-08-14
CIK 1160861

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                              -------------
                               FORM 10-QSB

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----  ACT OF 1934
      For the quarterly period ended June 30, 2003.

OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934
      For the transition period from                 to                .
                                     ---------------    ---------------

                             File No. 0-49691
                            RIVOLI BANCORP, INC.

      (Exact name of small business issuer as specified in its charter)

                   Georgia                           58-2631780
         ------------------------        ------------------------------------
         (State of Incorporation)        (I.R.S. Employer Identification No.)

                    515 Mulberry Street, Macon, Georgia 31201
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (478) 742-5040
                 ------------------------------------------------
                 (Issuer's Telephone Number, Including Area Code)

                                       N/A
               ----------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year,
                           if Changed Since Last Report)

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

Common stock, $1 par value per share, 759,443 shares issued and outstanding as of August 14, 2003.



PART I         FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             RIVOLI BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                  June 30,
                                                   2003         December 31,
                                                (Unaudited)         2002
                                                -----------     ------------
Cash and Due from Banks                       $    6,856,811   $    4,360,304
Federal Funds Sold, Net                              954,000        2,803,000
Interest-Bearing Deposits                            447,529          171,077
Securities Available for Sale, at Fair Values     29,753,115       21,559,425
Restricted Stock, at Cost                          1,272,069          884,050
Loans, Net                                        99,858,889       97,731,493
Property and Equipment, Net                        3,670,579        3,706,838
Other Assets                                       1,006,904        1,137,557
                                               -------------    -------------
Total Assets                                  $  143,819,896   $  132,353,744
                                               =============    =============

              The accompanying notes are an integral part of these
                            consolidated balance sheets.


                             RIVOLI BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  June 30,
                                                   2003         December 31,
                                                (Unaudited)         2002
                                                -----------     ------------
Deposits:
  Noninterest-Bearing Deposits                $   21,702,530   $   18,681,009
  Interest-Bearing Deposits                       88,696,271       86,043,046
                                               -------------    -------------
                                                  10,398,801      104,724,055
                                               -------------    -------------

Borrowed Money
  Demand Notes to U.S. Treasury                       17,043          506,809
  Other                                           19,400,000       13,150,000
                                               -------------    -------------
                                                  19,417,043       13,656,809
                                               -------------    -------------

Guaranteed Mandatorily Redeemable Trust
  Preferred Securities of Subsidiary Trust         3,000,000        3,000,000
                                               -------------    -------------

Other Liabilities                                    843,959        1,059,115
                                               -------------    -------------

Stockholders' Equity
  Common Stock, $1 Par Value; 10,000,000
    Shares Authorized; 759,443 Shares Issued
    and Outstanding in 2003 and 759,163
    Shares Issued and Outstanding in 2002            759,443          759,163
  Paid-In Capital                                  6,851,322        6,847,578
  Retained Earnings                                2,381,715        1,849,376
  Accumulated Other Comprehensive Income             377,813          457,648
                                               -------------    -------------
                                                  10,370,293        9,913,765

  Treasury Stock, at Cost,
    10,510 Shares in 2003                           (210,200)          -  -
                                               -------------    -------------
                                                  10,160,093        9,913,765

Total Liabilities and Stockholders' Equity     $ 143,819,896    $ 132,353,744
                                               =============    =============


           The accompanying notes are an integral part of these
                      consolidated balance sheets.



                         RIVOLI BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)
                  FOR THE THREE MONTHS ENDED JUNE 30

                                                    2003             2002
                                                    ----             ----
Interest Income                                 $ 1,897,226      $ 1,944,560
Interest Expense                                    581,543          654,698
                                                -----------      -----------
Net Interest Income                               1,315,683        1,289,862

  Provision for Loan Losses                          96,000           65,000
                                                -----------      -----------

Net Interest Income
  After Provision for Loan Losses                 1,219,683        1,224,862
                                                -----------      -----------

Noninterest Income
  Service Charges                                   239,308          198,776
  Gain on Sale of Securities                         51,362           -  -
  Rent and Parking Revenue                           66,831           71,717
  Other Fees                                         18,691           18,349
                                                -----------      -----------
                                                    376,192          288,842
                                                -----------      -----------

Noninterest Expenses
  Salaries and Benefits                             531,493          496,931
  Advertising and Business Development               46,324           45,690
  Office Supplies                                    20,412           34,298
  ATM Machine Expense                                27,053           23,747
  Depreciation                                       54,000           61,000
  Legal and Professional                             69,944           85,866
  Data Processing and Correspondent Charges         118,694           99,442
  Telephone and Postage                              17,266           19,403
  Other Operating Expenses                          212,047          200,557
                                                -----------      -----------
                                                  1,097,233        1,066,934
                                                -----------      -----------

Net Income Before Taxes                             498,642          446,770

Income Taxes                                        201,950          165,500
                                                -----------      -----------

Net Income                                      $   296,692      $   281,270
                                                ===========      ===========

Basic Income Per Share                          $      0.39      $      0.37
                                                ===========      ===========

Diluted Income Per Share                        $      0.38      $      0.36
                                                ===========      ===========


            The accompanying notes are an integral part of these
                     consolidated financial statements.



                          RIVOLI BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
                    FOR THE SIX MONTHS ENDED JUNE 30

                                                    2003             2002
                                                    ----             ----
Interest Income                                 $ 3,715,713      $ 3,828,024
Interest Expense                                  1,133,272        1,345,812
                                                -----------      -----------
Net Interest Income                               2,582,441        2,482,212

  Provision for Loan Losses                         236,000          164,000
                                                -----------      -----------

Net Interest Income
  After Provision for Loan Losses                 2,346,441        2,318,212
                                                -----------      -----------

Noninterest Income
  Service Charges                                   459,244          374,464
  Gain on Sale of Securities                         51,362           28,164
  Rent and Parking Revenue                          135,856          135,641
  Other Fees                                         40,551           58,893
                                                -----------      -----------
                                                    687,013          597,162
                                                -----------      -----------

Noninterest Expenses
  Salaries and Benefits                           1,066,541          963,720
  Advertising and Business Development               84,408           81,876
  Office Supplies                                    44,744           59,030
  ATM Machine Expense                                40,936           43,270
  Depreciation                                      105,000          124,600
  Legal and Professional                            137,713          154,492
  Data Processing and Correspondent Charges         233,312          190,212
  Telephone and Postage                              35,254           36,198
  Other Operating Expenses                          388,657          398,821
                                                -----------      -----------
                                                  2,136,565        2,052,219
                                                -----------      -----------

Net Income Before Taxes                             896,889          863,155

Income Taxes                                        364,550          325,000
                                                -----------      -----------

Net Income                                      $   532,339      $   538,155
                                                ===========      ===========

Basic Income Per Share                          $      0.70      $      0.71
                                                ===========      ===========

Diluted Income Per Share                        $      0.67      $      0.69
                                                ===========      ===========


            The accompanying notes are an integral part of these
                     consolidated financial statements.



                           RIVOLI BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                      FOR THE SIX MONTHS ENDED JUNE 30

                                                    2003             2002
                                                    ----             ----
Cash Flows from Operating Activities            $    854,766      $  1,283,252

Cash Flows from Investing Activities
  Interest-Bearing Deposits                         (276,452)      (1,396,276)
  Investment in Other Real Estate                     -  -            (66,953)
  Purchase of Premises and Equipment                 (78,241)         (38,736)
  Purchase of Securities Available for Sale (15,456,349) (5,651,063) Maturity and Paydowns
    of Securities Available for Sale               5,490,921        1,937,764
  Sale of Securities Available for Sale            1,635,473        4,278,990
  Purchase of Restricted Stock                      (388,019)        (227,000)
  Loans to Customers, Net                         (2,363,396)      (4,370,293)
                                                 -----------      -----------
                                                 (11,436,063)      (5,533,567)
                                                 -----------      -----------

Cash Flows from Financing Activities
  Exercise of Stock Options                           4,024            56,521
  Borrowed Money                                  5,760,234            -  -
  Purchase of Treasury Stock                       (210,200)           -  -
  Increase in Deposits                            5,674,746         6,285,773
                                                 -----------      -----------
                                                 11,228,804         6,342,294
                                                 -----------      -----------

Net Increase in Cash and Cash Equivalents           647,507         2,091,979

Cash and Cash Equivalents, Beginning              7,163,304         7,087,623
                                                 -----------      -----------

Cash and Cash Equivalents, Ending               $ 7,810,811      $  9,179,602
                                                 ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                             RIVOLI BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30

                                                    2003             2002
                                                    ----             ----
Net Income                                      $    532,339      $    538,155
                                                 -----------       -----------

Other Comprehensive Income
  Unrealized Losses on Securities                    (45,936)          (57,441)
  Reclassification Adjustment for Gains
    Included in Net Income                           (33,899)           -  -
                                                 -----------       -----------

                                                     (79,835)          (57,441)
                                                 -----------       -----------
Comprehensive Income                            $    452,504      $    480,714
                                                 ===========       ===========


               The accompanying notes are an integral part of these
                        consolidated financial statements.


                          RIVOLI BANCORP, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (UNAUDITED)
         FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2003

                                               Accumulated
                                                  Other               Total
          Number                                  Compre-             Share-
           Of      Common   Paid-in    Retained   hensive Treasury    holders'
         Shares    Stock    Capital    Earnings   Income    Stock     Equity
         ------    -----    -------    --------   ------    -----     ------

Balance,
Dec. 31,
2001    754,488 $3,772,440 $3,777,780 $  696,365 $253,455 $    --   $ 8,500,040
        -------  ---------  ---------  ---------  -------  -------   ----------

Conversion
of stock
to $1.00
par
value       --  (3,017,952) 3,017,952        --       --       --          --
        -------  ---------  ---------  ---------  -------  -------   ----------

Balance,
Dec. 31,
2001
reflecting
exchange
of
stock   754,488    754,488  6,795,732    696,365  253,455      --     8,500,040
        -------  ---------  ---------  ---------  -------  -------   ----------

Exercise
of
4,675
stock
options   4,675      4,675     51,846        --       --       --        56,521

Net income,
six-month
period
ended
June 30,
2002        --         --         --     538,155      --       --       538,155

Net
unrealized
income on
securities,
six-month
period
ended
June 30,
2002        --         --         --         --   134,603      --       134,603
        -------  ---------  ---------  ---------  -------  -------   ----------

Balance,
June 30,
2002    759,163 $  759,163 $6,847,578 $1,234,520 $388,058 $    --   $ 9,229,319
        =======  =========  =========  =========  =======  =======   ==========

---------------------------------------------------------

Balance,
Dec. 31,
2002    759,163 $  759,163 $6,847,578 $1,849,376 $457,648 $    --   $ 9,913,765
        -------  ---------  ---------  ---------  -------  -------   ----------

Purchase of
treasury
stock       --         --         --         --       --  (210,200)    (210,200)

Exercise
of
280
stock
options     280        280      3,744        --       --       --         4,024

Net income,
six-month
period
ended
June 30,
2003        --         --         --     532,339      --       --       532,339

Net
unrealized
loss on
securities,
six-month
period
ended
June 30,
2003        --         --         --         --   (79,835)     --       (79,835)
        -------  ---------  ---------  ---------  -------  --------   ----------

Balance,
June 30,
2003    759,443 $  759,443 $6,851,322 $2,381,715 $377,813 $(210,200) $10,160,093
        =======  =========  =========  =========  =======  ========   ==========


      The accompanying notes are an integral part of these consolidated financial statements.



                             RIVOLI BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the December 31, 2002 audit report.


(2)  SUMMARY OF ORGANIZATION

The consolidated financial statements include the accounts of Rivoli BanCorp, Inc., Rivoli Bank and Trust, and Rivoli BanCorp Capital Trust I, collectively referred to as the Company. Rivoli Bank & Trust, Macon, Georgia (the Bank) was incorporated under the laws of the state of Georgia on September 17, 1996 to provide a full range of banking services to residents and businesses of Bibb County, Georgia. Requisite approvals from the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation (the FDIC) were obtained prior to commencement of banking operations. The Bank commenced operations on June 12, 1997 and, as of June 30, 2003, has two banking facilities in Macon, Georgia.


(3)  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of June 30, 2003 and December 31, 2002, the Bank had a variable interest in a securitization trust. This securitization trust is a qualifying special purpose entity, which is exempt from the consolidation requirements of FIN 46.

The Bank adopted FIN 46 on July 1, 2003. In its current form, FIN 46 may require the Bank to de-consolidate its investment in Rivoli Bancorp Capital Trust I (the Trust) in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trust, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of June 30, 2003, assuming the Bank was not allowed to include the $3.0 million in trust preferred securities issued by the Trust in Tier I capital, the Bank would still be well capitalized per regulatory guidelines.

In May 2003, the FASB issued Statement of Financial Accounting (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Bank does not expect the requirements of SFAS No. 149 to have a material impact on the results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. The Bank does not expect the requirements of SFAS No. 150 to have an impact on the results of operations or financial position.


(4)  EARNINGS PER SHARE

The Bank reports basic and fully diluted earnings per share (EPS) under SFAS
128. Basic EPS excludes any dilutive effects of options, warrants and convertible securities. The following presents earnings per share for the three and six months ended June 30, 2003 under the requirements of SFAS 128:

                                              Three Months         Six Months
                                                 Ended                Ended
                                             June 30, 2003        June 30, 2003
                                             -------------        -------------
     Basic Earnings Per Share
       Net Income Per Common Share               $   0.39             $   0.70
       Weighted Average Common Shares             758,833              756,242

     Diluted Earnings Per Share
       Net Income Per Common Share               $   0.38             $   0.67
       Weighted Average Common Shares             794,860              797,451


(5)  STOCK COMPENSATION

At June 30, 2003, the Company has an option plan, which is described more fully in Note 13 of the consolidated audited financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2002. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock option-related compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock options granted in the respective periods.

                                              Six Months Ended June 30,
                                            ----------------------------
                                                 2003           2002
                                                 ----           ----
Net Income
  As Reported                                  $532,339       $538,155
  Total stock-based employee compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                           (8,394)        (8,394)
                                                -------        -------
  Pro Forma                                    $523,945       $529,761
                                                =======        =======

Earnings Per Share
  Basic
    As Reported                                $   0.70       $   0.71
                                                =======        =======
    Pro Forma                                  $   0.69       $   0.71
                                                =======        =======

  Diluted
    As Reported                                $   0.67       $   0.69
                                                =======        =======
    Pro Forma                                  $   0.66       $   0.67
                                                =======        =======



ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Total assets increased by $11.5 million to $143.8 million during the six-month period ended June 30, 2003. More specifically, cash and cash equivalents increased by $0.6 million to $7.8 million, interest-bearing deposits increased by $0.3 million to $0.4 million, securities increased by $8.2 million to $29.8 million, loans increased by $2.1 million to $99.9 million, and all other assets increased by $0.2 million to $5.9 million. To fund the growth in assets, deposits increased by $5.7 million to $110.4 million, other liabilities increased by $5.5 million to $23.3 million, and the capital accounts increased by $0.2 million to $10.2 million.

LIQUIDITY AND CAPITAL

Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2003 financial statements evidence a satisfactory liquidity position, as total cash and cash equivalents totaled $7.8 million, representing 5.4 percent of total assets. Investment securities, which totaled $29.8 million, or 20.7 percent, of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. Management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Bank knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                                                        Minimum Regulatory
                                    June 30, 2003           Requirement
                                    -------------           -----------
Tier 1 Capital Ratio                    11.39%                 4.00%
Total Capital Ratio                     12.64%                 8.00%
Leverage Ratio                           8.60%                 4.00%

On February 25, 2003, the board of directors approved a stock repurchase program authorizing the Company to repurchase up to 20,000 shares of its common stock. As of June 30, 2003, the Company has repurchased 10,510 shares at a total cost of $210,200 under this program.

RESULTS OF OPERATIONS

Net income for the three-month and six-month periods ended June 30, 2003 totaled $296,692, or $0.38 per diluted share and $532,339, or $0.67 per diluted share, respectively, compared to $281,270, or $0.36 and $538,155 or $0.69 in the same three-month and six-month periods of the preceding year. The following four items are significant when comparing the results of the six-month period ended June 30, 2003 with those of the six-month period ended June 30, 2002.


A. Net interest income, which represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities, increased from $2,482,212 for the six-month period ended June 30, 2002 to $2,582,441 for the same period one year later, representing an increase of $100,229, or 4.0 percent. This increase was attained primarily because of a $14.0 million increase in average earning assets, from $112.4 million for the six-month period ended June 30, 2002 to $126.4 million for the six-month period ended June 30, 2003.

B. The net interest yield, defined as net interest income divided by average interest-earning assets, decreased from 4.42 percent for the six-month period ended June 30, 2002 to 4.09 percent for the six-month period ended June 30, 2003. The yield on earning assets decreased to 5.88 percent for the first six months of 2003 as compared to 6.81 percent for the first six months of 2002. The cost of funds decreased to 2.16 percent in the first six months of 2003 as compared to 2.88 percent in the first six months of 2002. The following table shows pertinent information concerning both the yield on earning assets and the cost of funds for the six-month period ended June 30, 2003.

                               Average Assets/      Interest      Yield/
                                Liabilities      Income/Expense    Cost
                                -----------      --------------    ----
Interest-Bearing Deposits      $  1,270,717        $      179      0.03%
Federal Funds Sold                2,679,810            24,858      1.86
Investment Securities
  Taxable                        21,348,263           482,209      4.52
  Nontaxable                      2,253,161            35,220      3.13
Other Securities                  1,006,794            20,652      4.10
Net Loans                        97,833,763         3,152,595      6.44
                                -----------         ---------      ----
                               $126,392,508        $3,715,713      5.88%
                                ===========         =========      ====

NOW and Money Market Accounts  $ 52,568,792        $  243,041      0.92%
Savings Deposits                  2,178,511            10,668      0.98
Time Deposits                    30,942,568           472,787      3.06
Other Borrowings                 16,032,347           333,232      4.16
Trust Preferred Securities        3,000,000            73,544      4.90
                                -----------         ---------      ----
                               $104,722,218        $1,133,272      2.16%
                                ===========         =========      ====

Net Interest Income                                $2,582,441
                                                    =========

Net Yield on Earning Assets                                        4.09%
                                                                   ====

A. Total noninterest income increased from $597,162 for the six-month period ended June 30, 2002 to $687,013 for the six-month period ended June 30, 2003. As a percent of average assets, noninterest income decreased from
     0.99 percent for the six-month period ended June 30, 2002 to 0.51 percent for the six-month period ended June 30, 2003. Gain on the sale of securities during the six-month periods ended June 30, 2003 and 2002 totaled $51,362 and $28,164, respectively.

B. For the three-month period ended June 30, 2003, noninterest expenses totaled $2,136,565, representing an annualized 3.15 percent of average assets. By comparison, for the three-month period ended June 30, 2002, operating expenses totaled $2,052,219 representing an annualized 3.40 percent of average assets. This increase in noninterest expenses is due to higher salaries and benefits, data processing and correspondent charges.

During the six-month period ended June 30, 2003, the allowance for loan losses increased by $92,298 to $1,599,208. The allowance for loan losses as a percentage of gross loans increased from 1.52 percent at December 31, 2002 to
1.58 percent at June 30, 2003. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The following table presents the Bank's loan loss experience on all loans for the six months ended June 30:
                                                  ($ in Thousands)
                                                  ----------------
                                                   2003       2002
                                                   ----       ----
Allowance for Loan Losses, January 1              $1,507     $1,305
                                                   -----      -----

Charge-Offs
  Commercial, Financial and Agricultural              15         21
  Real-Estate - Mortgage                             130         12
  Consumer                                             5         17
                                                   -----      -----
                                                     150         50
                                                   -----      -----

Recoveries
  Commercial, Financial and Agricultural              -          -
  Real-Estate - Mortgage                               6          8
  Consumer                                            -          22
                                                   -----      -----
                                                       6         30
                                                   -----      -----

Net Charge-Offs                                      144         20
                                                   -----      -----

Provision for Loan Losses                            236        164
                                                   -----      -----

Allowance for Loan Losses, March 31               $1,599     $1,449
                                                   =====      =====

Ratio of Net Charge-Offs to Average Loans           0.15%      0.02%
                                                   =====      =====

The Bank is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Bank's liquidity, capital resources, or results of operations.



ITEM 3 - CONTROLS AND PROCEDURES

A. Within ninety days prior to the filing date of this report, with the participation of the Company's management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

B. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.



PART 2     OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Shareholders of the Company was held on May 20, 2003. The following table sets forth the name of each individual elected at the 2003 Annual Meeting to serve a three-year term as a Class II director, and the results of voting with respect to each director:

                                    Votes For     Votes Withheld
                                    ---------     --------------
         Ethel A. Cullinan           487,892           7,039
         D. Frank Gunn               492,157           2,774
         Edward P. Loomis, Jr.       491,953           2,978
         William T. Wiley, Jr.       492,157           2,774


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits:

     31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

     31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.

     32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.   Reports on Form 8-K:

     A Form 8-K dated April 30, 2003 was filed with the Securities and Exchange Commission reporting earnings for the quarter ended March 31, 2003.



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RIVOLI BANCORP, INC.
                                      ---------------------------------------
                                      (Registrant)


Date:    August 14, 2003          By: /s/  J. Patrick McGoldrick
                                      ----------------------------------------
                                      J. Patrick McGoldrick
                                      Chief Executive Officer

                                  By: /s/  Geraldine Bolen
                                      ----------------------------------------
                                      Geraldine Bolen
                                      Chief Financial Officer