Form 10QSB
period 2003-09-30
RIVOLI BANCORP INC
filed 2003-11-13
CIK 1160861

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ----------------------
                                FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2003.

                                   OR

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934
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

                                  (478) 742-5040
                     ---------------------------------------------
                    (Issuer's Telephone Number, Including Area Code)

                                        N/A
                     ---------------------------------------------
                  (Former Name, Former Address and Former Fiscal Year,
                             if Changed Since Last Report)


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common stock, $1 par value per share, 761,043 shares issued and outstanding as of November 13, 2003.



PART I      FINANCIAL INFORMATION

Item 1 - Financial Statements

                                RIVOLI BANCORP, INC.
                            CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                               September 30,
                                                   2003         December 31,
                                                (Unaudited)         2002
                                                -----------     ------------
Cash and Due from Banks                       $    3,201,643   $    4,360,304
Federal Funds Sold, Net                            1,551,000        2,803,000
Interest-Bearing Deposits                          1,119,883          171,077
Securities Available for Sale, at Fair Values     30,643,662       21,559,425
Restricted Stock, at Cost                          1,272,069          884,050
Loans, Net                                       104,109,064       97,731,493
Property and Equipment, Net                        3,640,063        3,706,838
Other Assets                                       1,838,292        1,137,557
                                               -------------    -------------
Total Assets                                  $  147,375,676   $  132,353,744
                                               =============    =============

              The accompanying notes are an integral part of these
                            consolidated balance sheets.


                             RIVOLI BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,
                                                   2003         December 31,
                                                (Unaudited)         2002
                                                -----------     ------------
Deposits:
  Noninterest-Bearing Deposits                $   24,696,813   $   18,681,009
  Interest-Bearing Deposits                       88,835,535       86,043,046
                                               -------------    -------------
                                                 113,532,348      104,724,055
                                               -------------    -------------

Borrowed Money
  Demand Notes to U.S. Treasury                       -  -            506,809
  Other                                           19,400,000       13,150,000
                                               -------------    -------------
                                                  19,400,000       13,656,809
                                               -------------    -------------

Guaranteed Mandatorily Redeemable Trust
  Preferred Securities of Subsidiary Trust         3,000,000        3,000,000
                                               -------------    -------------

Other Liabilities                                  1,400,515        1,059,115
                                               -------------    -------------

Stockholders' Equity
  Common Stock, $1 Par Value; 10,000,000
    Shares Authorized; 761,043 Shares Issued
    and Outstanding in 2003 and 759,163
    Shares Issued and Outstanding in 2002            761,043          759,163
  Paid-In Capital                                  6,870,137        6,847,578
  Retained Earnings                                2,731,794        1,849,376
  Accumulated Other Comprehensive Income (Loss)      (61,511)         457,648
                                               -------------    -------------
                                                  10,301,463        9,913,765

  Treasury Stock, at Cost,
    13,060 Shares in 2003                           (258,650)          -  -
                                               -------------    -------------
                                                  10,042,813        9,913,765
                                               -------------    -------------

Total Liabilities and Stockholders' Equity     $ 147,375,676    $ 132,353,744
                                               =============    =============


           The accompanying notes are an integral part of these
                      consolidated balance sheets.



                         RIVOLI BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)
               FOR THE THREE MONTHS ENDED SEPTEMBER 30

                                                    2003             2002
                                                    ----             ----
Interest Income                                 $ 1,918,238      $ 1,905,652
Interest Expense                                    550,611          625,745
                                                -----------      -----------
Net Interest Income                               1,367,627        1,279,907

  Provision for Loan Losses                          25,000           75,000
                                                -----------      -----------

Net Interest Income
  After Provision for Loan Losses                 1,342,627        1,204,907
                                                -----------      -----------

Noninterest Income
  Service Charges                                   265,297          214,649
  Gain on Sale of Securities                         72,582            8,786
  Rent and Parking Revenue                           67,478           68,178
  Other Fees                                         25,299           37,808
                                                -----------      -----------
                                                    430,656          329,421
                                                -----------      -----------

Noninterest Expenses
  Salaries and Benefits                             544,482          511,776
  Advertising and Business Development               78,973           46,182
  Office Supplies                                    12,090           15,318
  ATM Machine Expense                                33,843           27,481
  Depreciation                                       55,500           60,000
  Legal and Professional                             80,390           66,645
  Data Processing and Correspondent Charges         141,421          104,263
  Telephone and Postage                              27,076           18,410
  Other Operating Expenses                          219,679          185,289
                                                -----------      -----------
                                                  1,193,454        1,035,364
                                                -----------      -----------

Net Income Before Taxes                             579,829          498,964

Income Taxes                                        229,750          185,500
                                                -----------      -----------

Net Income                                      $   350,079      $   313,464
                                                ===========      ===========

Basic Income Per Share                          $      0.47      $      0.41
                                                ===========      ===========

Diluted Income Per Share                        $      0.44      $      0.40
                                                ===========      ===========


            The accompanying notes are an integral part of these
                     consolidated financial statements.



                          RIVOLI BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                    2003             2002
                                                    ----             ----
Interest Income                                 $ 5,633,951      $ 5,733,676
Interest Expense                                  1,683,883        1,971,557
                                                -----------      -----------
Net Interest Income                               3,950,068        3,762,119

  Provision for Loan Losses                         261,000          239,000
                                                -----------      -----------

Net Interest Income
  After Provision for Loan Losses                 3,689,068        3,523,119
                                                -----------      -----------

Noninterest Income
  Service Charges                                   724,541          589,113
  Gain on Sale of Securities                        123,944           36,950
  Rent and Parking Revenue                          203,334          203,819
  Other Fees                                         65,850           96,701
                                                -----------      -----------
                                                  1,117,669          926,583
                                                -----------      -----------

Noninterest Expenses
  Salaries and Benefits                           1,611,023        1,475,496
  Advertising and Business Development              163,381          128,058
  Office Supplies                                    56,834           74,348
  ATM Machine Expense                                74,779           70,751
  Depreciation                                      160,500          184,600
  Legal and Professional                            218,103          221,137
  Data Processing and Correspondent Charges         374,733          294,475
  Telephone and Postage                              62,330           54,608
  Other Operating Expenses                          608,336          584,110
                                                -----------      -----------
                                                  3,330,019        3,087,583
                                                -----------      -----------

Net Income Before Taxes                           1,476,718        1,362,119

Income Taxes                                        594,300          510,500
                                                -----------      -----------

Net Income                                      $   882,418      $   851,619
                                                ===========      ===========

Basic Income Per Share                          $      1.17      $      1.12
                                                ===========      ===========

Diluted Income Per Share                        $      1.11      $      1.09
                                                ===========      ===========


            The accompanying notes are an integral part of these
                     consolidated financial statements.



                          RIVOLI BANCORP, INC.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                    2003             2002
                                                    ----             ----
Net Income                                      $   882,418      $   851,619
                                                -----------      -----------

Other Comprehensive Income (Loss)
  Unrealized Gains (Losses) on Securities          (519,159)         313,172
  Reclassification Adjustment for Gains
    Included in Net Income                          (74,366)         (23,102)
                                                -----------      -----------

                                                   (593,525)         290,070
                                                -----------      -----------

Comprehensive Income                            $   288,893      $ 1,141,689
                                                ===========      ===========


            The accompanying notes are an integral part of these
                     consolidated financial statements.



                          RIVOLI BANCORP, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (UNAUDITED)
       FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2003

                                               Accumulated
                                                  Other               Total
          Number                                  Compre-             Share-
           Of      Common   Paid-in    Retained   hensive Treasury    holders'
         Shares    Stock    Capital    Earnings   Income    Stock     Equity
         ------    -----    -------    --------   ------    -----     ------

Balance,
Dec. 31,
2001    754,488 $3,772,440 $3,777,780 $  696,552 $253,455 $    --   $ 8,500,227
        -------  ---------  ---------  ---------  -------  -------   ----------

Conversion
of stock
to $1.00
par
value       --  (3,017,952) 3,017,952        --       --       --          --
        -------  ---------  ---------  ---------  -------  -------   ----------

Balance,
Dec. 31,
2001
reflecting
exchange
of
stock   754,488    754,488  6,795,732    696,552  253,455      --     8,500,227
        -------  ---------  ---------  ---------  -------  -------   ----------

Exercise
of
4,675
stock
options   4,675      4,675     51,846        --       --       --        56,521

Net income,
nine-month
period
ended
Sept. 30,
2002        --         --         --     851,619      --       --       851,619

Net
unrealized
income on
securities,
nine-month
period
ended
Sept. 30,
2002        --         --         --         --   313,172      --       313,172
        -------  ---------  ---------  ---------  -------  -------   ----------

Balance,
Sept. 30,
2002    759,163 $  759,163 $6,847,578 $1,548,171 $566,627 $    --   $ 9,721,539
        =======  =========  =========  =========  =======  =======   ==========

---------------------------------------------------------

Balance,
Dec. 31,
2002    759,163 $  759,163 $6,847,578 $1,849,376 $457,648 $    --   $ 9,913,765
        -------  ---------  ---------  ---------  -------  -------   ----------

Purchase of
treasury
stock       --         --         --         --       --  (258,650)    (258,650)

Exercise
of
1,880
stock
options   1,880      1,880     22,559        --       --       --        24,439

Net income,
nine-month
period
ended
Sept. 30,
2003        --         --         --     882,418      --       --       882,418

Net
unrealized
loss on
securities,
nine-month
period
ended
Sept. 30,
2003        --         --         --         --  (519,159)     --      (519,159)
        -------  ---------  ---------  ---------  -------  --------   ----------

Balance,
Sept. 30,
2003    761,043 $  761,043 $6,870,137 $2,731,794 $(61,511)$(258,650) $10,042,813
        =======  =========  =========  =========  =======  ========   ==========


      The accompanying notes are an integral part of these consolidated financial statements.



                           RIVOLI BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                    2003             2002
                                                    ----             ----
Cash Flows from Operating Activities            $  1,240,079      $  1,730,992

Cash Flows from Investing Activities
  Interest-Bearing Deposits                         (948,806)        (442,276)
  Investment in Other Real Estate                     -  -            (66,953)
  Purchase of Premises and Equipment                (107,225)         (83,472)
  Purchase of Securities Available for Sale (24,082,938) (6,151,063) Maturity and Paydowns
    of Securities Available for Sale               2,349,992        3,524,345
  Sale of Securities Available for Sale           11,847,554        4,795,455
  Purchase of Restricted Stock                      (388,019)        (227,000)
  Loans to Customers, Net                         (6,638,571)      (8,221,826)
                                                 -----------      -----------
                                                 (17,968,013)      (6,872,790)
                                                 -----------      -----------

Cash Flows from Financing Activities
  Exercise of Stock Options                          24,439            56,521
  Borrowed Money                                  5,743,191            -  -
  Purchase of Treasury Stock                       (258,650)           -  -
  Increase in Deposits                            8,808,293        10,896,953
                                                 -----------      -----------
                                                 14,317,273        10,953,474
                                                 -----------      -----------

Net Increase (Decrease)
             in Cash and Cash Equivalents        (2,410,661)        5,811,676

Cash and Cash Equivalents, Beginning              7,163,304         7,087,623
                                                 -----------      -----------

Cash and Cash Equivalents, Ending               $ 4,752,643      $ 12,899,299
                                                 ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                             RIVOLI BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the December 31, 2002 audit report.


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


(3)  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The requirements of Interpretation 46 applied upon issuance to VIEs created after January 31, 2003. Public companies must complete their evaluations of VIEs that existed prior to February 1, 2003, and the consolidation of those for which they are the primary beneficiary for financial statements issued for the first period ending after December 15, 2003. The provisions of FIN 46 are not expected to have a material impact on the Company's financial condition or results of operations.


(4)  EARNINGS PER SHARE

The Bank reports basic and fully diluted earnings per share (EPS) under SFAS
128. Basic EPS excludes any dilutive effects of options, warrants and convertible securities. The following presents earnings per share for the three and nine months ended September 30, 2003 under the requirements of SFAS 128:

                                              Three Months         Nine Months
                                                 Ended                Ended
                                             Sept. 30, 2003       Sept. 30, 2003
                                             -------------        -------------
     Basic Earnings Per Share
       Net Income Per Common Share               $   0.47             $   1.17
       Weighted Average Common Shares             748,329              753,604

     Diluted Earnings Per Share
       Net Income Per Common Share               $   0.44             $   1.11
       Weighted Average Common Shares             788,848              794,123


(5)  STOCK COMPENSATION

At September 30, 2003, the Company has an option plan, which is described more fully in Note 13 of the consolidated audited financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2002. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock option-related compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock options granted in the respective periods.

                                            Nine Months Ended Sept. 30,
                                            ----------------------------
                                                 2003           2002
                                                 ----           ----
Net Income
  As Reported                                  $882,418       $851,619
  Total stock-based employee compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                          (12,591)       (12,591)
                                                -------        -------
  Pro Forma                                    $869,827       $839,028
                                                =======        =======

Earnings Per Share
  Basic
    As Reported                                $   1.17       $   1.12
                                                =======        =======
    Pro Forma                                  $   1.15       $   1.10
                                                =======        =======

  Diluted
    As Reported                                $   1.11       $   1.09
                                                =======        =======
    Pro Forma                                  $   1.10       $   1.07
                                                =======        =======



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total assets increased by $15.0 million to $147.4 million during the nine-month period ended September 30, 2003. More specifically, cash and cash equivalents decreased by $2.4 million to $4.8 million, interest-bearing deposits increased by $0.9 million to $1.1 million, securities increased by $9.1 million to $30.6 million, loans increased by $6.4 million to $104.1 million, and all other assets increased by $1.0 million to $6.8 million. To fund the growth in assets, deposits increased by $8.8 million to $113.5 million, other liabilities increased by $6.1 million to $23.8 million, and the capital accounts decreased by $0.1 million to $10.0 million.

LIQUIDITY AND CAPITAL

Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2003 financial statements evidence a satisfactory liquidity position, as total cash and cash equivalents totaled $4.8 million, representing 3.2 percent of total assets. Investment securities, which totaled $30.6 million, or 20.8 percent, of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. Management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Bank knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                                                        Minimum Regulatory
                                    Sept. 30, 2003          Requirement
                                    -------------           -----------
Tier 1 Capital Ratio                    11.19%                 4.00%
Total Capital Ratio                     12.44%                 8.00%
Leverage Ratio                           8.65%                 4.00%

On February 25, 2003, the board of directors approved a stock repurchase program authorizing the Company to repurchase up to 20,000 shares of its common stock. As of September 30, 2003, the Company has repurchased 13,060 shares at a total cost of $258,650 under this program.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Net income for the three-month and nine-month periods ended September 30, 2003 totaled $350,079, or $0.44 per diluted share, and $882,418, or $1.11 per diluted share, respectively, compared to $313,464, or $0.40, and $851,619, or $1.09, in the same three-month and nine-month periods of the preceding year. The following four items are significant when comparing the results of the nine-month period ended September 30, 2003 with those of the nine-month period ended September 30, 2002.

A. Net interest income, which represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities, increased from $3,762,119 for the nine-month period ended September 30, 2002 to $3,950,068 for the same period one year later, representing an increase of $187,949, or 5.0 percent. This increase was attained primarily because of a $15.4 million increase in average earning assets, from $113.9 million for the nine-month period ended September 30, 2002 to $129.3 million for the nine-month period ended September 30, 2003.

B. The net interest yield, defined as net interest income divided by average interest-earning assets, decreased from 4.40 percent for the nine-month period ended September 30, 2002 to 4.07 percent for the nine-month period ended September 30, 2003. The yield on earning assets decreased to 5.81 percent for the first nine months of 2003 as compared to 6.71 percent for the first nine months of 2002. The cost of funds decreased to 2.10 percent in the first nine months of 2003 as compared to 2.79 percent in the first nine months of 2002. The following table shows pertinent information concerning both the yield on earning assets and the cost of funds for the nine-month period ended September 30, 2003.


                               Average Assets/      Interest      Yield/
                                Liabilities      Income/Expense    Cost
                                -----------      --------------    ----
Interest-Bearing Deposits      $  1,200,811        $      179      0.02%
Federal Funds Sold                2,129,226            30,770      1.93
Investment Securities
  Taxable                        22,179,302           718,987      4.32
  Nontaxable                      2,935,018            67,679      3.07
Other Securities                  1,096,191            39,478      4.80
Net Loans                        99,742,931         4,776,858      6.39
                                -----------         ---------      ----
                               $129,283,479        $5,633,951      5.81%
                                ===========         =========      ====

NOW and Money Market Accounts  $ 53,017,794        $  329,742      0.83%
Savings Deposits                  2,336,499            14,477      0.83
Time Deposits                    31,128,919           694,901      2.98
Other Borrowings                 17,261,221           534,879      4.13
Trust Preferred Securities        3,000,000           109,884      4.88
                                -----------         ---------      ----
                               $106,744,433        $1,683,883      2.10%
                                ===========         =========      ====

Net Interest Income                                $3,950,068
                                                    =========

Net Yield on Earning Assets                                        4.07%
                                                                   ====

C. Total noninterest income increased from $926,583 for the nine-month period ended September 30, 2002 to $1,117,669 for the nine-month period ended September 30, 2003. As a percent of average assets, noninterest income increased from 0.80 percent for the nine-month period ended September 30, 2002 to 0.82 percent for the nine-month period ended September 30, 2003. Gain on the sale of securities during the nine-month periods ended September 30, 2003 and 2002 totaled $123,944 and $36,950, respectively.

D. For the nine-month period ended September 30, 2003, noninterest expenses totaled $3,330,019, representing an annualized 3.19 percent of average assets. By comparison, for the nine-month period ended September 30, 2002, operating expenses totaled $3,087,583 representing an annualized
       3.36 percent of average assets. This increase in noninterest expenses is due to higher salaries and benefits, data processing and correspondent charges.

During the nine-month period ended September 30, 2003, the allowance for loan losses increased by $123,904 to $1,630,814. The allowance for loan losses as a percentage of gross loans increased from 1.52 percent at December 31, 2002 to 1.54 percent at September 30, 2003. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The following table presents the Bank's loan loss experience on all loans for the nine months ended September 30:

                                                  ($ in Thousands)
                                                  ----------------
                                                   2003       2002
                                                   ----       ----
Allowance for Loan Losses, January 1              $1,507     $1,305
                                                   -----      -----

Charge-Offs
  Commercial, Financial and Agricultural             105         80
  Real-Estate - Mortgage                              40         -
  Consumer                                             5         17
                                                   -----      -----
                                                     150         97
                                                   -----      -----

Recoveries
  Commercial, Financial and Agricultural               7          2
  Real-Estate - Mortgage                               6          8
  Consumer                                            -          22
                                                   -----      -----
                                                      13         32
                                                   -----      -----

Net Charge-Offs                                      137         65
                                                   -----      -----

Provision for Loan Losses                            261        239
                                                   -----      -----

Allowance for Loan Losses, September 30           $1,631     $1,479
                                                   =====      =====

Ratio of Net Charge-Offs to Average Loans           0.14%      0.07%
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

A.     Exhibits:

       31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

       31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.

       32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.     Reports on Form 8-K:

       A Form 8-K dated July 16, 2003 was filed with the Securities and Exchange Commission reporting earnings for the quarter ended June 30, 2003.



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

                                      RIVOLI BANCORP, INC.
                                      ---------------------------------------
                                      (Registrant)


Date:  November 13, 2003          By: /s/  J. Patrick McGoldrick
                                      ----------------------------------------
                                      J. Patrick McGoldrick
                                      Chief Executive Officer

                                  By: /s/  Geraldine Bolen
                                      ----------------------------------------
                                      Geraldine Bolen
                                      Chief Financial Officer