Form 10KSB
period 2003-12-31
RIVOLI BANCORP INC
filed 2004-03-30
CIK 1160861

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20429
                        _______________________

                              FORM 10-KSB
                        _______________________

              Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
              For the Fiscal Year Ended December 31, 2003
             ________________________________________________

                        Commission File No. 0-49691

                           RIVOLI BANCORP, INC.

                          A Georgia Corporation
             ________________________________________________
               (IRS Employer Identification No. 58-2631780)

                             5980 Zebulon Road
                           Macon, Georgia 31210
                             (478) 475-5200
             ________________________________________________

      Securities Registered                      Securities Registered
     Pursuant to Section 12(b)                  Pursuant to Section 12(g)
        of the Securities                          of the Securities
       Exchange Act of 1934:                      Exchange Act of 1934:
             None                              Common Stock, $1.00 Par Value
_______________________________________________________________________________

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the fiscal year ended December 31, 2003: $9,160,189

The aggregate market value of the common stock of the Issuer held by nonaffiliates of the Issuer (315,169 shares) on March 19, 2004, was $4,818,934. As of such date, no organized trading market existed for the common stock of the Issuer. The aggregate market value was computed by reference to recent sales of the common stock of the Issuer, the sales prices for which were reported by transaction participants to Issuer. For the purposes of this response, directors, officers and holders of 5 percent or more of the Issuer's common stock are considered the affiliates of the Issuer.

The number of shares outstanding of the Issuer's common stock, as of March 19, 2004: 1,014,724 shares of $1.00 par value common stock.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's definitive proxy statement to be delivered to stockholders in connection with its 2004 Annual Meeting of Stockholders are incorporated by reference in response to Items 9, 10, 11 and 12 of this report.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ----     ----


                   SAFE HARBOR STATEMENT UNDER THE PRIVATE
                   SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2004 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.



PART I
Item 1
DESCRIPTION OF BUSINESS


GENERAL

Rivoli BanCorp, Inc., a Georgia corporation (the Company), was formed in February 2001 to act as the holding company for Rivoli Bank & Trust, a Georgia state-chartered commercial bank (the Bank). Effective January 1, 2002, the Bank reorganized into a one-bank holding company structure, becoming a wholly-owned subsidiary of the Company. Each outstanding share of common stock of the Bank was exchanged in the reorganization on a one-for-one basis for the common stock of the Company, and the former holders of the Bank's common stock became the holders of all of the outstanding shares of the Company's common stock. As a result of the reorganization, the Bank has ceased reporting under the Securities Exchange Act of 1934 (Exchange Act) with the FDIC, and the Company, as the successor Issuer under the Exchange Act, reports with the SEC.

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

In February 2004, the Bank announced plans to build a $1 million branch at 1551 Bass Road in north Macon. Plans include a full-service bank branch with four drive-through lanes and an ATM. The Bank also announced the opening of three retail mortgage offices to compete directly with other mortgage lenders in the middle Georgia area. The three retail mortgage offices are located on Houston Lake Road in Warner Robins, Georgia, 101 Courthouse Square in Butler, Georgia and 1515 Bass Road in north Macon. The Bank expects to add as many as 15 employees as a result of this expansion.

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

The Bank's market area includes ten commercial banks with approximately 53 branches. These institutions offer a full range of banking services and vigorously compete with the Bank for all types of services, especially deposits. In addition, the Bank also competes in certain aspects of its banking business with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds and other financial institutions which have recently been entering traditional banking markets. The competition between these types of financial institutions and commercial banks has increased significantly within the past few years as a result of federal and state legislation which has, in several respects, deregulated financial institutions. The full impact of this legislation and subsequent laws that may continue to deregulate the financial services industry further cannot be fully assessed or predicted.


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following is a presentation of the average balance sheet of the Bank for the years ended December 31, 2003 and 2002. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                        Year Ended           Year Ended
                                     December 31, 2003    December 31, 2002
                                     -----------------    -----------------
     Average Consolidated Assets
     ---------------------------
Cash and due from banks                $  4,128,918         $  3,847,766
                                       ------------         ------------
Interest bearing deposits                 1,240,701              800,624
Investment Securities
  Taxable                                23,063,415           19,948,397
  Nontaxable                              3,371,253            1,441,629
Other securities                          1,140,522              666,556
Federal funds sold                        1,618,380            2,655,258
Net loans                               101,347,431           89,352,348
                                       ------------         ------------
Total interest-earning assets           131,781,702          114,864,812
                                       ------------         ------------
Other assets                              5,437,521            5,267,458
                                       ------------         ------------
Total assets                           $141,348,141         $123,980,036
                                       ============         ============

Average Consolidated Liabilities And Stockholders' Equity
---------------------------------------------------------
Noninterest-bearing deposits           $ 21,392,881         $ 18,067,917
NOW and money market deposits            53,454,675           50,793,417
Savings deposits                          2,418,299            1,430,683
Time deposits                            31,194,630           32,070,457
Federal funds purchased                     469,085              183,581
Subordinated debt                         3,093,000              516,912
Other borrowings                         17,582,192           10,464,591
Other liabilities                         1,495,894            1,245,575
                                       ------------         ------------
Total liabilities                       131,100,656          114,773,133
                                       ------------         ------------
Stockholders' equity                     10,247,485            9,206,903
                                       ------------         ------------
Total liabilities
 and stockholders' equity              $141,348,141         $123,980,036
                                       ============         ============

The following is a presentation of an analysis of the net interest earnings of the Bank for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                           Year Ended December 31, 2003
                                      -------------------------------------
                                         Average     Interest     Average
                                         Amount     Earned/Paid  Yield/Rate
                                         -------    -----------  ----------
                    Assets
                    ------
Interest-bearing deposits             $  1,240,701   $      286    0.02%
Federal funds sold                       1,618,380       34,361    2.12
Investment securities
  Taxable                               23,063,415      994,720    4.31
  Nontaxable (1)                         3,371,253      102,557    4.61
Other securities                         1,140,522       51,508    4.52
Net loans(2)(3)                        101,347,431    6,460,827    6.37
                                      ------------   ----------    ----
     Total earning assets             $131,781,702   $7,644,259    5.84
                                      ============   ==========    ----

                  Liabilities
                  -----------
NOW and money market deposits         $ 53,454,675   $  238,863    0.45
Savings deposits                         2,418,299       11,883    0.49
Time deposits                           31,194,630    1,087,377    3.49
Federal funds purchased                    469,085       11,191    2.39
Other borrowings                        17,582,192      724,050    4.12
Subordinated debt                        3,093,000      149,689    4.84
                                      ------------   ----------    ----
     Total interest-bearing
     liabilities                      $108,211,881   $2,223,053    2.05
                                      ============   ==========    ----

Net yield on earning assets                                        4.11%
                                                                   ====


                                           Year Ended December 31, 2002
                                      -------------------------------------
                                         Average     Interest     Average
                                         Amount     Earned/Paid  Yield/Rate
                                         -------    -----------  ----------
                    Assets
                    ------
Interest-bearing deposits             $    800,624   $    8,348    1.04%
Federal funds sold                       2,655,258       50,611    1.91
Investment securities
  Taxable                               19,948,397    1,120,160    5.62
  Nontaxable (1)                         1,441,629       48,489    5.10
Other securities                           666,556       31,070    4.66
Net loans(2)(3)                         89,352,348    6,365,515    7.12
                                      ------------   ----------    ----
     Total earning assets             $114,864,812   $7,624,193    6.66
                                      ============   ==========    ----

                  Liabilities
                  -----------
NOW and money market deposits         $ 50,793,417   $  709,144    1.40
Savings deposits                         1,430,683       16,123    1.13
Time deposits                           32,070,457    1,264,492    3.94
Federal funds purchased                    183,581        2,869    1.56
Other borrowings                        10,464,591      551,755    5.27
Subordinated debt                          516,912       27,668    5.35
                                      ------------   ----------    ----
     Total interest-bearing
     liabilities                      $ 95,459,641   $2,572,051    2.69
                                      ============   ==========    ----

Net yield on earning assets                                        4.40%
                                                                   ====
_________________________________________

(1) Average yield on nontaxable securities is tax-equivalent.

(2) At December 31, 2003, three loans with an aggregate principal balance of $97,369 were on nonaccrual status.

(3) Interest earned on net loans includes $546,501 in loan fees and loan service fees.

(4) At December 31, 2002, five loans with an aggregate principal balance of $203,755 were on nonaccrual status.

(5) Interest earned on net loans includes $493,166 in loan fees and loan service fees.


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

                                 2003 to 2002             2002 to 2001
                          ------------------------   ------------------------
                                     Increase (decrease) due to (a):
                                              (In thousands)

                           Volume    Rate    Total     Volume    Rate    Total
                           ------    ----    -----     ------    ----    -----
Interest earned on
 Interest-bearing deposits $  --    $  (8)  $   (8)    $    1   $ (22)  $  (21)
 Federal funds sold           (22)      6      (16)       (82)   (184)    (266)
 Investment securities
   Taxable                    134    (259)    (125)        92     (44)      48
   Nontaxable                  89     (35)      54         36      (3)      33
 Other securities              21      (1)      20          8      (7)       1
 Net loans                    765    (670)      95        704  (1,467)    (763)
                           ------   -----   ------     ------   -----   ------
Total interest income         987    (967)      20        759  (1,727)    (968)
                           ------   -----   ------     ------   -----   ------

Interest paid on
  NOW and
   money market accounts       12    (482)    (470)        77    (838)    (761)
  Savings deposits              5      (9)      (4)         7     (10)      (3)
  Time deposits               (31)   (146)    (177)      (136)   (791)    (927)
  Federal funds purchased       7       1        8          3      (1)       2
  Other borrowings            681    (509)     172       (471)    472        1
  Subordinated debt           125      (3)     122         28     --        28
                           ------   -----   ------     ------   -----   ------
Total interest expense        799  (1,148)    (349)      (492) (1,168)  (1,660)
                           ------   -----   ------     ------   -----   ------

Net interest income        $  188   $ 181   $  369     $1,251   $(559)  $  692
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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                         Year Ended            Year Ended
                                      December 31, 2003     December 31, 2002
                                     -------------------   -------------------
                                     Average    Average    Average    Average
                                     Amount    Rate Paid   Amount    Rate Paid
Deposit Category                     -------   ---------   -------   ---------
----------------
Non-interest-bearing
 demand deposits                   $21,392,881    N/A    $18,067,917    N/A
NOW and money market deposits       53,454,675   0.45%    50,793,417   1.40%
Savings deposits                     2,418,299   0.49      1,430,683   1.13
Time deposits                       31,194,630   3.49     32,070,457   3.94

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31:

               Maturity                         2003              2002
               --------                         ----              ----
           3 months or less                 $ 2,287,695       $   729,566
           3-6 months                         2,563,508         1,250,273
           6-12 months.                       4,380,187         4,384,028
           over 12 months                     7,096,698         5,472,912
                                            -----------       -----------
                                            $16,328,088       $11,836,779
                                            ===========       ===========


LOAN PORTFOLIO

The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2003, the Bank had a legal lending limit for unsecured loans of up to $1.6 million to any one person.

While risk of loss in the Bank's loan portfolio is primarily tied to the credit quality of its borrowers, risk of loss may also increase due to factors beyond the Bank's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank's real estate portfolio. Of the Bank's target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

The Bank participates with other banks in the origination of loans which exceed the Bank's lending limits. Management does not believe that loan participations necessarily pose any greater risk of loss than loans which the Bank originates.

The following is a description of each of the major categories of loans in the Bank's loan portfolio:

Commercial, Financial And Agricultural Loans

Commercial lending is directed principally toward businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although the Bank typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable and other assets.

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

The following table presents various categories of loans contained in the Bank's loan portfolio at December 31:

Type of Loan                            2003                2002
------------                        ------------        -----------
Commercial, financial
 and agricultural                   $ 59,133,767        $52,628,257
Real estate - construction            13,814,774         15,382,152
Real estate - mortgage                19,043,300         15,329,563
Installment and other loans to
Individuals                           19,189,057         15,779,246
Other                                    265,688            119,185
                                    ------------        -----------
                                     111,446,586         99,238,403
Allowance for
  possible loan losses                (1,595,021)        (1,506,910)
                                    ------------        -----------
                                    $109,851,565        $97,731,493
                                    ============        ===========

     The following is a presentation of an analysis of maturities of loans as of December 31, 2003:

                                            Due After
                                Due in 1      1 to      Due After
Type of Loan                  Year or Less   5 Years     5 Years      Total
------------                  ------------   -------     -------      -----
                                                (In thousands)
Commercial, financial
 And agricultural                $42,772     $11,501     $ 4,861     $59,134
Real estate-construction           9,992       2,687       1,136      13,815
                                 -------     -------     -------     -------
   Total                         $52,764     $14,188     $ 5,997     $72,949
                                 =======     =======     =======     =======

     For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2003:

                                            Due After
                                Due in 1      1 to      Due After
Interest Category             Year or Less   5 Years     5 Years      Total
-----------------             ------------   -------     -------      -----
                                                (In thousands)
Predetermined interest rate      $10,883     $32,064     $ 2,987     $45,934
Floating interest rate            27,015        --          --        27,015
                                 -------     -------     -------     -------
                                 $37,898     $32,064     $ 2,987     $72,949
                                 =======     =======     =======     =======

As of December 31, 2003 and 2002, loans with principal balances of $97,369 and $203,755, respectively, were on nonaccrual status. At December 31, 2003 and 2002, there were no loans that were contractually past due 90 days or more as to principal and interest payments and still accruing interest. No loans at December 31, 2003 or 2002 met the definition of "troubled-debt restructurings." The Bank considers impaired loans to include all restructured loans, loans on which the accrual of interest has been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indications of potential credit weakness. The Bank's recorded investment in impaired loans totaled $1,629,557 and $2,338,072 at December 31, 2003, and 2002, respectively. These loans had related allowances for loan losses of $249,050 and $372,000 at December 31, 2003 and 2002.

As of December 31, 2003 and 2002, there were no loans not disclosed above that were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources; or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. Average nonaccruing loans totaled $150,562 during 2003 and $425,487 during 2002.


SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

                                       Year Ended           Year Ended
                                    December 31, 2003    December 31, 2002
                                    -----------------    -----------------
                                                (In thousands)
Balance at beginning of period           $1,507               $1,305
                                          -----                -----
Charge-offs:
  Installments and other
   loans to individuals                     (41)                 (22)
  Commercial, financial and
   agricultural                             (15)                (172)
  Real estate - mortgage                   (130)                 --
  Real estate - construction                --                   --
                                          -----                -----
                                           (186)                (194)
                                          -----                -----
Recoveries:
  Installment and other loans
   to individuals                           --                    22
  Commercial, financial and
   agricultural                             --                    10
  Real estate - mortgage                     13                  --
  Real estate - construction                --                   --
  Lease financing                           --                   --
                                          -----                -----
                                             13                   32
                                          -----                -----
Net charge-offs                            (173)                (162)
Additions charged to operations             261                  364
                                          -----                -----
Balance at end of period                 $1,595               $1,507
                                          =====                =====

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period             0.17%                0.18%
                                           ====                 ====

At the dates indicated, the allowance was allocated as follows:

                                             At                    At
                                      December 31, 2003     December 31, 2002
                                     -------------------   -------------------
                                                Percent               Percent
                                               of loans              of loans
                                                in each               in each
                                               category              category
                                               to total              to total
                                     Amount      loans     Amount      loans
                                     -------   ---------   -------   ---------
Commercial, financial
 and agricultural                  $  846,321     53.1%  $  799,147     53.0%
Real estate - construction            197,717     12.4      233,574     15.5
Real estate - mortgage                272,547     17.1      232,776     15.5
Installment and other loans
 to individuals                       274,633     17.2      239,604     15.9
Unallocated                             3,803      0.2        1,809      0.1
                                   ----------    -----   ----------    -----
   Total                           $1,595,021    100.0%  $1,506,910    100.0%
                                   ==========    =====   ==========    =====


LOAN LOSS RESERVE

As of December 31, 2003, commercial loans, including commercial real estate loans and agricultural loans, constituted 53.1 percent of outstanding loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, 98 percent of these commercial loans at December 31, 2003 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

The Bank's consumer loan portfolio, which constituted 29.8 percent of outstanding loans at December 31, 2003, is also well secured. At December 31, 2003, the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

Real estate mortgage loans constituted 17.1 percent of outstanding loans at December 31, 2003. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85 percent of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

A review of the loan portfolio by an independent firm is conducted quarterly. The purpose of these reviews is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of nonconforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report will be approved by the Bank's board and management. In addition to the above independent reviews, the Bank's primary regulators, the Georgia Banking Department and the FDIC, conduct periodic examinations of the loan portfolio. Upon completion, the regulatory agencies present their report of findings to the board and management of the Bank. Information provided from the above independent sources, together with information provided by the management of the Bank and other information known to members of the board, is utilized by the board to monitor, on a quarterly basis, the loan portfolio. Specifically, the board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.


INVESTMENTS

As of December 31, 2003, investment securities comprised approximately 19.4 percent of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and obligations issued by counties and municipalities. In addition, the Bank enters into federal funds transactions with its principal correspondent banks and acts as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.

The following table presents, at the dates indicated, the carrying value of the Bank's investments. All securities held at December 31, 2003 and 2002 were categorized as available for sale.

     Investments Available for Sale:           2003           2002
     ------------------------------            ----           ----
     Obligations of U.S. Agencies          $10,810,324    $ 9,096,565
     Mortgage pools                         14,154,447     10,694,614
     Municipal securities                    4,709,141      1,768,246
     Other securities                          500,000         -  -
                                           -----------    -----------
                                           $30,173,912    $21,559,425
                                           ===========    ===========

The following table indicates the amount, at December 31, 2003, of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                             Weighted
                                                             Average
                                                Amount       Yield (1)
                                                ------       ---------
                                               (Dollars in thousands)
Investments Available for Sale
------------------------------
Obligations of U.S. Agencies
  Within 1 Year                               $ 1,005          3.83%
  1 to 5 Years                                  7,305          4.28
  5 to 10 Years                                 2,500          4.86
                                              -------          ----
                                               10,810          4.37
                                              -------          ----

Mortgage Pools
  1 to 5 Years                                      5          4.85
  5 to 10 Years                                 3,539          3.63
  More than 10 Years                           10,611          4.29
                                              -------          ----
                                               14,155          4.12
                                              -------          ----

Municipal Securities(1)
  1 to 5 Years                                  2,586          3.12
  5 to 10 Years                                 1,639          4.96
  More than 10 Years                              484          6.26
                                              -------          ----
                                                4,709          4.08
                                              -------          ----

Corporate Bonds
  More than 10 Years                              500          6.67
                                              -------          ----

Total Securities
  Within 1 Year                                 1,010          3.84
  1 to 5 Years                                  9,891          3.97
  5 to 10 Years                                 7,678          4.31
  More than 10 Years                           11,595          4.47
                                              -------          ----
                                              $30,174          4.25%
                                              =======          ====
______________________________

(1)  The average yield on municipal securities is tax-equivalent.


RETURN ON EQUITY AND ASSETS

Returns on average assets and average equity for the periods indicated are as follows:

                                               Year Ended December 31,
                                               -----------------------
                                                  2003        2002
                                                  ----        ----
Return on average assets                           1.0%        0.9%
Return on average equity                          13.7        12.5
Average equity to average assets ratio             7.3         7.4
Dividend payout ratio                              --           --


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

The Bank's asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's board of directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings. As of December 31, 2003, federal funds and investment securities comprised approximately 19.5 percent of the Bank's assets, with net loans comprising approximately 70.8 percent of the Bank's assets.


EMPLOYEES

As of March 19, 2004, the Bank had 55 full-time employees. The Bank plans to hire additional persons as needed, including additional tellers and financial service representatives. All employees of the Company are also employees of the Bank and receive all compensation from the Bank.


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

The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. At December 31, 2003, the Bank had $3,910,066 in outstanding participations sold to other financial institutions. Management of the Bank has established correspondent relationships with the Bankers Bank, Atlanta, Georgia and Compass Bank, Birmingham, Alabama. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondent in noninterest-bearing accounts.


MONETARY POLICIES

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal
Reserve System (the Federal Reserve). The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank or the Company.


DATA PROCESSING

The Bank has entered into a data processing servicing agreement with Jack Henry & Associates, Inc. pursuant to which the Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.


SUPERVISION AND REGULATION

The following discussion is intended only to provide brief summaries of significant statutes and regulations that affect the banking industry and is not a complete description of those statutes and regulations. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on the Company's business and prospects. Management cannot accurately predict the nature or extent of the effects on the Company's business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.


THE COMPANY

General

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

Bank Holding Company Regulation

In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board's approval before they:

.. Acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5 percent of the voting shares of such bank;

..  Merge or consolidate with another bank holding company; or

..  Acquire substantially all of the assets of any additional banks.

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

The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the Federal Reserve Board with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition. In addition, any "company" must obtain the Federal Reserve Board's approval before acquiring 25 percent (5 percent if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

Financial Services Modernization

The laws and regulations that affect banks and bank holding companies recently underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act of 1999. Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms; (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies;
(iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provided an enhanced framework for protecting the privacy of consumers' information; and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies may now engage in a wider variety of financial activities than permitted under previous law, particularly insurance and securities activities. In addition, in a change from previous law, a bank holding company may be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and certain state banks), either directly or through operating subsidiaries, to engage in certain nonbanking financial activities.

Transactions With Affiliates

The Company and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate. It also requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Tie-In Arrangements

The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either of the Company or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

State Law Restrictions

As a Georgia business corporation, the Company may be subject to certain limitations and restrictions under applicable Georgia corporate law.


THE BANK

General

The Bank, as a Georgia state-chartered bank, is subject to regulation and examination by the State of Georgia Department of Banking and Finance, as well as the Federal Reserve. Georgia state laws regulate, among other things, the scope of the Bank's business, its investments, its payment of dividends to the Company, its required legal reserves and the nature, lending limit, maximum interest charged and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated by Georgia to protect depositors and not to protect stockholders of the Company or the Bank.

Community Reinvestment Act

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Deposit Insurance Corporation evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions

Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

Federal Deposit Insurance Corporation Improvement Act

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. Management believes that the Bank meets all such standards.

Interstate Banking And Branching

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

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the Federal Deposit Insurance Corporation. All insured banks are required to pay semiannual deposit insurance premium assessments to the Federal Deposit Insurance Corporation.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The Federal Deposit Insurance Corporation and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8 percent, of which at least 4 percent must be Tier 1 capital. Tier 1 capital for bank holding companies includes common stockholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

The Federal Reserve also employs a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3 percent. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1 percent to 2 percent.

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


RECENT SIGNIFICANT CHANGES IN BANKING LAWS AND REGULATIONS

Sarbanes-Oxley Act Of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the Act) was enacted to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures;
(iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

The Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.


Item 2
DESCRIPTION OF PROPERTY

The Bank owns and operates two banking offices in Macon, Georgia, one at 5980 Zebulon Road and the other at 515 Mulberry Street. The Zebulon Road office is located on approximately 1.16 acres and contains 36 regular parking spaces and two handicap spaces. The one-story brick building contains approximately 4,500 square feet, with an attached drive-up canopy of approximately 1,500 square feet. The building has five teller stations, one drive-up station and one ATM station. The drive-up window is located behind the teller stations and serves two drive-up lanes. Two additional lanes are available for future expansion. The banking platform is roughly octagonal and contains positions for three sales and service representatives that are easily accessible to customers from the main entrance. Four offices, which are used for lending functions, are located around the outside of this space. The facility also contains a board room and operations space.

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


Item 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2003 to a vote of security holders of the Company or the Bank.



PART II
Item 5
MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTER AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


MARKET INFORMATION

During the period covered by this report and to date, there has been no established public trading market for the Company's common stock.

The information relating to equity compensation plans contained in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.


HOLDERS OF COMMON STOCK

As of March 19, 2004, the Company had 655 stockholders of record.


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

The Bank's ability to pay dividends depends upon the earnings and financial condition of the Bank and certain legal requirements. The Bank may pay dividends provided that the payment is not prohibited by its Articles of Incorporation and will not render the Bank insolvent. In addition, the Georgia Financial Institutions Code and the regulations promulgated there under by the Georgia Banking Department further provide (a) that dividends of cash or property may be paid only out of the Bank's retained earnings; (b) that dividends may not be paid if the Bank's paid-in capital and retained earnings which are set aside for dividend payment and other distributions do not, in combination, equal at least 20 percent of the Bank's capital stock; and (c) that dividends may not be paid without prior approval of the Georgia Banking Department if (i) the Bank's total classified assets at its most recent examination exceed 80 percent of equity capital, (ii) the aggregate amount of dividends to be declared exceeds 50 percent of the Bank's net profits after taxes but before dividends for the previous calendar year, or (iii) the ratio of the Bank's equity capital to adjusted assets is less than 6 percent.


Item 6
MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Bank and should be read in conjunction with the "Business" and "Financial Statements" sections included elsewhere in this report.


CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of generally accepted accounting principles in the preparation of the financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimate used in the preparation of the Consolidated Financial Statements. Refer to Footnote 1 to the Consolidated Financial Statements, Summary of Significant Accounting Policies and the allowance for loan loss discussion in Item 1 for a description of the estimation processes and methodology related to the allowance for loan losses.


RESULTS OF OPERATIONS

For the years ended December 31, 2003 and 2002, net income totaled $1,406,405 and $1,153,011, respectively. For the years ended December 31, 2003 and 2002, basic income per share totaled $1.40 and $1.14, respectively, and diluted income per share totaled $1.33 and $1.09, respectively. During 2003 and 2002, there were outstanding stock options that were dilutive, thus necessitating the disclosure of basic and diluted income per share. The significant increase in the Bank's earnings for 2003 compared to 2002 is primarily due to the following:

..  Average earning assets increased from $114.9 million at December 31, 2002 to $131.8 million at December 31, 2003, representing an increase of $16.9 million, or 14.7 percent. Below are the various components of average earning assets for the periods indicated:


                                                 Year Ended December 31,
                                                 -----------------------
                                                   2003             2002
                                                   ----             ----
                                                     (In Thousands)

          Interest-Bearing Deposits              $  1,241         $    801
          Federal Funds Sold                        1,618            2,655
          Investment Securities                    26,435           21,390
          Other Securities                          1,141              667
          Net Loans                               101,347           89,352
                                                  -------          -------
          Total Earning Assets                   $131,782         $114,865
                                                  =======          =======

.. Primarily as a consequence of the increase in earning assets, net interest income increased from $5,052,142 for the year ended December 31, 2002 to $5,421,206 for the year ended December 31, 2003.

Below are the various components of interest income and expense, as well as their yield/costs for the periods indicated:

                                          Year Ended          Year Ended
                                       December 31, 2003   December 31, 2002
                                       -----------------   -----------------
                                       Interest            Interest
                                       Income/     Yield   Income/     Yield
                                       Expense     Cost    Expense     Cost
                                       --------    -----   --------    -----
                                               (Dollars in thousands)
Interest income
Interest-bearing deposits              $ --        0.02%   $    8      1.04%
Federal funds sold                         34      2.12        50      1.91
Investments securities                  1,097      4.35     1,169      5.58
Other securities                           52      4.52        31      4.66
Loans, net                              6,461      6.37     6,366      7.12
                                       ------      ----    ------      ----
                                       $7,644      5.84    $7,624      6.64
                                       ------      ----    ------      ----

Interest expense
NOW  and money market deposits         $  239      0.45    $  709      1.40
Savings deposits                           12      0.49        16      1.13
Time deposits                           1,087      3.49     1,264      3.94
Federal funds purchased                    11      2.39         3      1.56
Other borrowings                          724      4.12       552      5.27
Subordinated debt                         150      4.84        28      5.35
                                       ------      ----    ------      ----
                                       $2,223      2.05    $2,572      2.69
                                       ------      ----    ------      ----

Net interest income                    $5,421              $5,052
                                       ======              ======

Net yield on earning assets                        4.11%               4.40%
                                                   ====                ====

.. Noninterest income increased 10.4 percent from $1,372,991 during 2002 to $1,515,930 during 2003. This increase was due primarily to an increase in service fees on deposit accounts and an increase in ATM income. Noninterest income decreased as a percentage of average assets from 1.11 percent during 2002 to 1.07 percent during 2003 primarily as a result of the increase in average assets.

.. Noninterest expense increased 5.2 percent, from $4,236,248 during 2002 to $4,456,896 during 2003. This increase in noninterest expense was primarily due to an increase in salaries and employee benefits. Noninterest expense decreased as a percentage of average assets from 3.42 percent during 2002 to
   3.15 percent during 2003 primarily as a result of the increase in average assets.

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

The Bank's net interest income for 2003 was $5,421,206 as compared to $5,052,142 for 2002. Average yield on earning assets was 5.84 percent and 6.64 percent for the years ended December 31, 2003 and 2002, respectively. The average cost of funds for 2003 declined to 2.05 percent from the 2002 cost of 2.69 percent. Net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yield for the years ended December 31, 2003 and 2002 totaled 4.11 percent and 4.40 percent, respectively. Net interest income for 2003 as compared to 2002 increased by $369,064, primarily due to the increase in average earning assets from $114,864,812 in 2002 to $131,781,704 in 2003.

Noninterest Income

Noninterest income for the years ended December 31, 2003 and 2002 totaled $1,515,930 and $1,372,991, respectively. The $142,939 increase is primarily due to higher service fees on deposit accounts (because of the growth in transactional accounts) and an increase in ATM income. As a percentage of average assets, noninterest income decreased from 1.11 percent in 2002 to 1.07 percent in 2003 as a result of the increase in average assets.

The following table summarizes the major components of noninterest income for the periods therein indicated:


                                                 Year ended December 31,
                                                 -----------------------
                                                   2003           2002
                                                   ----           ----
Gain on sale of securities                      $  144,436    $  137,497
Service fees on deposit accounts                   855,059       791,652
Rental income                                      271,674       271,397
ATM income                                         111,147        74,475
Other                                              133,614        97,970
                                                ----------    -----------
                                                $1,515,930    $1,372,991
                                                ==========    ==========

Noninterest Expense

Noninterest expense increased from $4,236,248 in 2002 to $4,456,896 in 2003. As a percentage of total average assets, noninterest expense decreased from
3.42 percent in 2002 to 3.15 percent in 2003. Below are the components of noninterest expense for 2003 and 2002.

                                               Year ended December 31,
                                               -----------------------
                                                  2003         2002
                                                  ----         ----
Salaries and other personnel benefits          $2,160,885   $1,979,776
Data processing charges                           523,774      456,663
Professional fees                                 271,404      366,302
Postage and telephone                             105,035      105,095
Supplies and printing                              78,435       91,708
Taxes and insurance                               142,491      126,200
Advertising and public relations                  262,866      184,831
Depreciation and amortization                     215,020      250,758
Utilities and maintenance                         253,086      211,773
Other                                             443,900      463,142
                                               ----------   ----------
                                               $4,456,896   $4,236,248
                                               ==========   ==========

Provision For Loan Losses

During 2003, the allowance for loan losses grew from $1,506,910 to $1,595,021. The allowance for loan losses as a percentage of gross loans was 1.43 and 1.52 percent at December 31, 2003 and December 31, 2002, respectively. As of December 31, 2003, management considers the allowance for loan losses to be adequate to absorb anticipated future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Off-Balance Sheet Arrangements, Commitments, Guarantees And Contractual Obligations

The following table summarizes the Company's contractual obligations and other commitments to make future payments as of December 31, 2003. Payments for borrowings do not include interest. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

                                         Payments Due by Period
                          -----------------------------------------------------
                                    More than 1     3 years or    5 or
                          1 Year   year but less   more but less  more
                          or less   than 3 years   than 5 years   years   Total
                          -------   ------------   ------------   -----   -----
                                             (In Thousands)
Contractual Obligations
  Federal Funds Purchased   $  3,023    $    -     $   -     $   -      $  3,023
  Deposits with
   Stated Maturity Dates      24,869      8,211     1,449        -       34,529
  Subordinated Debt             -          -         -         3,093      3,093
  Other Borrowings                34      3,250     6,150     10,000     19,434
                             -------     ------     -----     ------     ------
                              27,926     11,461     7,599     13,093     60,079
                             -------     ------     -----     ------     ------
Other Commitments
  Loan Commitments            35,021       -         -          -        35,021
  Standby Letters of Credit      183       -         -          -           183
                             -------     ------     -----     ------     ------
                              35,204       -         -          -        35,204
                             -------     ------     -----     ------     ------
Total Contractual
  Obligations and
  Other Commitments         $ 63,130    $11,461    $7,599    $13,093    $95,283
                             =======     ======     =====     ======     ======

In the ordinary course of business, the Bank enters into off-balance sheet financial instruments which are not reflected in the consolidated financial statements. These instruments include commitments to extend credit, standby letters of credit, performance letters of credit, guarantees and liability for assets held in trust. Such financial instruments are recorded in the consolidated financial statements when funds are disbursed or the instruments become payable. The Bank uses the same credit policies for these off-balance sheet financial instruments as it does for instruments that are recorded in the consolidated financial statements.

Loan Commitments

The Bank enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Bank's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Bank minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at December 31, 2003 are included in the preceding table.

Standby And Performance Letters Of Credit

Letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. The Bank's policies generally require that standby and performance letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby and performance letters of credit outstanding at December 31, 2003 are included in the preceeding table.


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

The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity.
To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2003 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                                       Over 1
                         Within     Over 3   Over 6     year
                           3        up to     up to    up to   After
                         months     6 mos    12 mos    5 yrs   5 yrs    Total
                         -------   -------   -------   ------  ------   ------
                                       (Dollars In thousands)
EARNING ASSETS
  Interest-
   bearing deposits     $  3,516  $  --     $  --     $ --    $ --    $  3,516
  Federal funds sold         160     --        --       --      --         160
  Investment securities      501       509     --       9,891  19,273   30,174
  Other securities         1,272     --        --       --      --       1,272
  Loans                   65,592     4,778     7,093   27,340   6,644  111,447
                         -------   -------   -------   ------  ------  -------
                          71,041     5,287     7,093   37,231  25,917  146,569
                         -------   -------   -------   ------  ------  -------

SUPPORTING SOURCES OF FUNDS
  NOW and money
   market deposits        56,936     --        --       --      --      56,936
  Savings deposits         2,761     --        --       --      --       2,761
  Time deposits            9,011     5,464    10,394    9,660   --      34,529
  Federal funds purchased  3,023     --        --       --      --       3,023
  Other borrowings            34     --        --       9,400  10,000   19,434
  Subordinated debt        --        --        --       --      3,093    3,093
                         -------   -------   -------   ------  ------  -------
                          71,765     5,464    10,394   19,060  13,093  119,776
                         -------   -------   -------   ------  ------  -------

Interest
 sensitivity gap        $   (724) $   (177) $ (3,301) $18,171 $12,824 $ 26,793
                         =======   =======   =======   ======  ======  =======
Cumulative interest
 rate sensitivity
 gap                    $   (724) $   (901) $ (4,202) $13,969 $26,793 $ 26,793
                         =======   =======   =======   ======  ======  =======
Interest rate
 sensitivity gap ratio    (0.5)%    (0.1)%    (2.3)%    12.4%    8.7%    18.3%
                         =======   =======   =======   ======  ======  =======
Cumulative interest rate
  sensitivity gap ratio   (0.5)%    (0.6)%    (2.9)%     9.5%   18.3%    18.3%
                         =======   =======   =======   ======  ======  =======

As evidenced by the table above, the Bank is liability sensitive up to one year and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Bank, declining interest rates will increase income for approximately one year and reduce income thereafter. Conversely, an increase in interest rates will reduce income for approximately one year and increase income thereafter. This, however, assumes that all other factors affecting income remain constant.

As the Bank continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Bank's primary source of liquidity is its ability to maintain and increase deposits. Deposits grew by $13.4 million in 2003. In addition, during 2003 the Bank borrowed an additional $6.3 million, with maturities from one to five years, from the Federal Home Loan Bank. Below are the pertinent liquidity balances and ratios at December 31.

                                            2003             2002
                                         ------------     ------------
Cash and cash equivalents                $ 8,807,030      $ 7,334,381
Securities                               $30,173,912      $21,559,425
CDs over $100,000
 to total deposits ratio                       13.8%            11.3%
Loans to deposit ratio                         94.3%            94.8%
Brokered deposits                         $8,461,000       $4,144,000

Large denomination certificates of deposit (CDs) increased by approximately
$4.5 million during 2003, and reliance on large denomination CDs to fund normal banking operations has declined slightly relative to other sources of funds.
At December 31, 2003 and 2002, large denomination CDs accounted for 13.8 percent and 11.3 percent of total deposits, respectively. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the large denomination CDs at December 31, 2003 were obtained from Bank customers residing in Bibb County, Georgia, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Bibb County, as outside depositors are believed to be more likely to be interest rate sensitive.

Cash and cash equivalents are the primary source of liquidity. At December 31, 2003, cash and cash equivalents totaled $8.8 million, representing 5.7 percent of total assets.

Securities, particularly securities available for sale, provide a secondary source of liquidity. Approximately $1.0 million of the $30.2 million of the Bank's securities portfolio is scheduled to mature during 2004. Additionally, several securities have call dates prior to their maturity dates and others are reducing principal on a monthly basis, thus enhancing the Bank's liquidity posture.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2003, the Bank had brokered deposits of $8.5 million in its portfolio.

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

The risk-based capital measure and minimum ratio standards require a minimum total capital ratio of 8.0 percent and Tier 1 capital equal to at least 50 percent of total capital. The FDIC also has a minimum leverage ratio of Tier 1 capital to total assets of 3.0 percent.

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

At December 31, 2003, the Bank's Tier 1 (to risk-weighted assets) capital ratio was 8.7 percent. At December 31, 2003, the Bank's total risk-based capital ratio was 12.5 percent. These ratios exceed the minimum capital adequacy guidelines imposed by federal regulatory authorities on banks, which are 4.0 percent for Tier 1 capital and 8.0 percent for total risk-based capital. The ratios also exceed the minimum guidelines imposed by the same regulatory authorities to be considered "well-capitalized," which are 6.0 percent of Tier 1 capital and 10.0 percent for total risk-based capital.

The Bank does not have any commitments which it believes would reduce its capital to levels inconsistent with the minimum capital adequacy guidelines.

The table below illustrates the Bank's regulatory capital ratios at December 31, 2003:

                                                           Minimum
                                           December 31,   regulatory
                                               2003       requirement
                                           ------------   -----------
     Tier 1 Capital                            8.7%           4.0%
     Tier 2 Capital                            3.8            N/A
     Total risk-based capital ratio           12.5            8.0
     Leverage ratio                            8.6            4.0



Item 7
FINANCIAL STATEMENTS

The following financial statements are filed as Exhibit 99.1 to this report and incorporated herein by reference:

Report of Independent Accountants
Consolidated Balance Sheets - December 31, 2003 and 2002
Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001 Consolidated Statements of Changes in Stockholders' Equity - Years Ended
  December 31, 2003,       2002 and 2001
Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002
  and 2001
Notes to Consolidated Financial Statements



Item 8
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring a response to this Item.


Item 8a
CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chef Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART III
Item 9
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the directors and executive officers of the Company contained in the Company's definitive Proxy Statement to be delivered to stockholders in connection with its 2004 Annual Meeting of Stockholders (the 2004 Proxy Statement) is incorporated herein by reference.


Item 10
EXECUTIVE COMPENSATION

The information relating to executive compensation contained in the 2004 Proxy Statement is incorporated herein by reference.


Item 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management contained in the 2004 Proxy Statement is incorporated herein by reference.


Item 12
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions contained in the 2004 Proxy Statement is incorporated herein by reference.


Item 13
EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The Index to Exhibits appears immediately following the signature page hereto and is incorporated herein by reference.

(b) Reports on Form 8-K - A Form 8-K, which reported the third quarter 2003 earnings, was filed on October 10, 2003 with the Securities and Exchange Commission.


Item 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to principal accountant fees and services contained in the 2004 Proxy Statement is incorporated herein by reference.



                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RIVOLI BANCORP, INC.

Dated:  March 30, 2004             By: /s/  J. Patrick McGoldrick
                                       --------------------------------
                                       J. Patrick McGoldrick
                                       President and Chief Executive Officer
                                       (principal executive officer)


Dated:  March 30, 2004             By: /s/  Geraldine Bolen
                                       --------------------------------
                                       Geraldine Bolen
                                       Chief Financial Officer
                                       (principal financial and accounting
                                        officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/  Ethel A. Cullinan                  Director           March 23, 2004
------------------------------------
Ethel A. Cullinan

/s/  A.V. Elliott                       Director           March 23, 2004
------------------------------------
A.V. Elliott

/s/  Roy H. Fickling                    Director           March 23, 2004
------------------------------------
Roy H. Fickling

/s/  Edward H. Greene                   Director           March 23, 2004
------------------------------------
Edward H. Greene

/s/  D. Frank Gunn                      Director           March 23, 2004
------------------------------------
D. Frank Gunn

/s/  Henry K. Koplin                    Director           March 23, 2004
------------------------------------
Henry K. Koplin

                                        Director
------------------------------------
Edward P. Loomis

/s/  J. Patrick McGoldrick              Director           March 23, 2004
------------------------------------
J. Patrick McGoldrick

/s/  C. Warren Selby, Jr.               Director           March 23, 2004
------------------------------------
C. Warren Selby, Jr.

                                        Director
------------------------------------
Raymond H. Smith, Jr.

/s/  William T. Wiley, Jr.              Director           March 23, 2004
------------------------------------
William T. Wiley, Jr.

/s/  F. Tredway Shurling                Director           March 23, 2004
------------------------------------
F. Tredway Shurling



                                   EXHIBIT INDEX
                                   -------------

The following exhibits are filed with or incorporated by reference into this report. The exhibits denominated by "*" were previously filed as a part of, and are hereby incorporated by reference to, the indicated filing.

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

  21.1         Subsidiaries of the Registrant

  31.1         CEO Certification Pursuant to Rule 13a-14(a)

  31.2         CFO Certification Pursuant to Rule 13a-14(a)

  32.1         Section 906 Certification of CEO and CFO

  99.1         Financial Statements