Form 10QSB
period 2004-03-31
RIVOLI BANCORP INC
filed 2004-05-14
CIK 1160861

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                       ----------------------

                            FORM 10-QSB

(Mark One)

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----   ACT OF 1934
       For the quarterly period ended March 31, 2004.

OR

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----   ACT OF 1934
       For the transition period from                 to                .
                                      ---------------    ---------------

                           File No. 0-49691

                         RIVOLI BANCORP, INC.
       ---------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

        Georgia                                         58-2631780
   ----------------------                  ----------------------------------
  (State of Incorporation)                (I.R.S. Employer Identification No.)

                  515 Mulberry Street, Macon, Georgia 31201
       ---------------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (478) 742-5040
                  ----------------------------------------------
                 (Issuer's Telephone Number, Including Area Code)

                                      N/A
                  ----------------------------------------------
               (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. YES X   NO
                                                                       --     --

As of May 5, 2004 there were 1,014,937 shares of the Registrant's common stock, par value $1.00 par value per share, outstanding.

Transitional Small Business Disclosure Format. YES     NO X
                                                   --     --



PART I FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                            RIVOLI BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                   March 31,
                                                     2004         December 31,
                                                  (Unaudited)         2003
                                                   ---------        ---------

Cash and Due from Banks                          $  3,813,775     $  5,131,119

Federal Funds Sold, Net                             2,416,000          160,000

Interest-Bearing Deposits                             262,397        3,515,911

Securities Available for Sale, at Fair Values      26,234,438       30,173,912

Restricted Stock, at Cost                           1,272,069        1,272,069

Loans, Net                                        115,245,162      109,851,565

Property and Equipment, Net                         3,732,584        3,571,076

Other Assets                                        1,465,515        1,514,926
                                                  -----------      -----------

Total Assets                                     $154,441,940     $155,190,578
                                                  ===========      ===========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                            RIVOLI BANCORP, INC.
                        CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31,
                                                     2004         December 31,
                                                  (Unaudited)         2003
                                                   ---------        ---------

Cash and Due from Banks                          $  3,813,775     $  5,131,119
Deposits
  Noninterest-Bearing Deposits                   $ 24,482,940     $ 23,938,320
  Interest-Bearing Deposits                        95,463,633       94,225,898
                                                  -----------      -----------
                                                  119,946,573      118,164,218
                                                  -----------      -----------

Borrowed Money
  Federal Funds Purchased                             - -            3,023,000
  Demand Notes to U.S. Treasury                        13,162           33,518
  Subordinated Debt                                 3,093,000        3,093,000
  Other Borrowed Money                             19,400,000       19,400,000
                                                  -----------      -----------
                                                   22,506,162       25,549,518
                                                  -----------      -----------

Other Liabilities                                     897,428          863,770
                                                  -----------      -----------

Stockholders' Equity
  Common Stock, $1.00 Par Value; 10,000,000
    Shares Authorized; 1,014,937 Shares Issued
    and Outstanding in 2004 and 1,014,990 Shares
    Issued and Outstanding in 2003                  1,014,937       1,014,990
  Paid-In Capital                                   6,872,975       6,872,975
  Retained Earnings                                 3,308,228       3,002,034
  Accumulated Other Comprehensive Income (Loss)       156,705         (15,859)
                                                  -----------      -----------

                                                   11,352,845      10,874,140

  Treasury Stock, at Cost,
    17,581 Shares in 2004 and 2003                   (261,068)       (261,068)
                                                  -----------      -----------

                                                   11,091,777       10,613,072
                                                  -----------      -----------

Total Liabilities and Stockholders' Equity       $154,441,940     $155,190,578
                                                  ===========      ===========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                          RIVOLI BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31


                                                      2004             2003
                                                      ----             ----

Interest Income                                    $1,954,561       $1,789,112

Interest Expense                                      559,818          551,729
                                                   ---------         ---------

Net Interest Income                                 1,394,743        1,237,383

  Provision for Loan Losses                            75,000          140,000
                                                   ---------         ---------

Net Interest Income
   After Provision for Loan Losses                  1,319,743        1,097,383
                                                   ---------         ---------

Noninterest Income
  Service Charges on Deposits                        239,808           191,748
  Mortgage Income                                     68,803            43,961
  Gain on Sale of Securities                          21,733             - -
  Rent and Parking Revenue                            69,159            69,025
  ATM Income                                          26,770            28,188
  Other Fees                                          11,779             7,274
                                                   ---------         ---------
                                                     438,052           340,196
                                                   ---------         ---------

Noninterest Expenses
  Salaries and Employee Benefits                     668,961           535,048
  Data Processing and ATM                            142,016           110,971
  Advertising and Public Relations                    82,632            42,104
  Depreciation and Amortization                       47,550            51,750
  Professional Fees                                   57,574            67,769
  Utilities and Maintenance                           72,431            64,244
  Other                                              236,127           167,446
                                                   ---------         ---------
                                                   1,307,291         1,039,332
                                                   ---------         ---------

Net Income Before Taxes                              450,504           398,247

Income Taxes                                         144,310           162,600
                                                   ---------         ---------

Net Income                                        $  306,194        $  235,647
                                                   =========         =========

Basic Income Per Share                            $     0.30        $     0.23
                                                   =========         =========

Diluted Income Per Share                          $     0.28        $     0.22
                                                   =========         =========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                         RIVOLI BANCORP, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31


                                                      2004             2003
                                                      ----             ----

Net Income                                         $  306,194       $  235,647
                                                    ---------        ---------

Other Comprehensive Income (Loss)
  Unrealized Gains (Losses) on Securities             194,297          (57,441)
  Reclassification Adjustment for Gains
    Included in Net Income                            (21,733)           - -

                                                      172,564          (57,441)
                                                    ---------        ---------

Comprehensive Income                               $  478,758       $  178,206
                                                    =========        =========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.


                          RIVOLI BANCORP, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004


                                                 Accumulated
                                                    Other                Total
           Number                                  Compre-              Share-
            Of      Common   Paid-in    Retained   hensive Treasury     holders'
           Shares    Stock    Capital    Earnings   Income    Stock      Equity
           ------    -----    -------    --------   ------    -----      ------
Balance,
Dec. 31,
2002    1,012,217 $1,012,217 $6,848,271 $1,595,629 $457,648  $    --    $ 9,913,765
        ---------  ---------  ---------  ---------  -------   --------   ----------

Purchase
of
treasury
stock         --         --         --         --       --     (27,540)     (27,540)

Exercise
of
373
stock
options       373        373      3,651        --       --         --         4,024

Net income,
three-month
period
ended
Mar. 31,
2003          --         --         --     235,647      --         --       235,647

Net
unrealized
loss on
securities,
three-month
period
ended
Mar. 31,
2003          --         --         --         --   (57,441)       --       (57,441)
        ---------  ---------  ---------  ---------  -------   --------   ----------

Balance,
Mar. 31,
2003    1,012,590 $1,012,590 $6,851,922 $1,831,276 $400,207  $ (27,540) $10,068,455
        =========  =========  =========  =========  =======   ========   ==========

---------------------------------------------------------

Balance,
Dec. 31,
2003    1,014,990 $1,014,990 $6,872,975 $3,002,034 $(15,859) $(261,068) $10,613,072
        ---------  ---------  ---------  ---------  -------   --------   ----------

Purchase
and retirement
of
common
stock         (53)       (53)       --         --       --         --           (53)

Net income,
three-month
period
ended
Mar. 31,
2004          --         --         --     306,194      --         --       306,194

Net
unrealized
gain on
securities,
three-month
period
ended
Mar. 31,
2004          --         --         --         --   172,564        --       172,564
        ---------  ---------  ---------  ---------  -------   --------   ----------

Balance,
Mar. 31,
2004    1,014,937 $1,014,937 $6,872,975 $3,308,228 $156,705  $(261,068) $11,091,777
        =========  =========  =========  =========  =======   ========   ==========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                             RIVOLI BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                     FOR THE THREE MONTHS ENDED MARCH 31


                                                      2004             2003
                                                      ----             ----

Cash Flows from Operating Activities              $   424,910     $   337,396
                                                   ----------      ----------

Cash Flows from Investing Activities
  Interest-Bearing Deposits                         3,253,514      (1,890,174)
  Purchase of Premises and Equipment                 (208,308)        (15,297)
  Purchase of Securities Available for Sale        (1,000,000)     (2,030,312)
  Maturity and Paydowns
    of Securities Available for Sale                2,024,316       2,719,692
  Sale of Securities Available for Sale             3,173,875           - -
  Loans to Customers, Net                          (5,468,597)        413,146
                                                   ----------      ----------
                                                    1,774,800        (802,945)
                                                   ----------      ----------

Cash Flows from Financing Activities
  Exercise of Stock Options                            - -              4,024
  Federal Funds Purchased                          (3,023,000)          - -
  Borrowed Money                                      (20,356)         12,455
  Purchase and Retirement of Common Stock                 (53)          - -
  Purchase of Treasury Stock                            - -           (27,540)
  Increase in Deposits                              1,782,355       4,449,939
                                                   ----------      ----------
                                                   (1,261,054)      4,438,878
                                                   ----------      ----------

Net Increase in Cash and Cash Equivalents             938,656       3,973,329

Cash and Cash Equivalents, Beginning                5,291,119       7,163,304
                                                   ----------      ----------

Cash and Cash Equivalents, Ending                 $ 6,229,775     $11,136,633
                                                   ==========      ==========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                           RIVOLI BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the December 31, 2003 audit report.


(2)  SUMMARY OF ORGANIZATION

The consolidated financial statements include the accounts of Rivoli BanCorp, Inc., Rivoli Bank and Trust, and Rivoli BanCorp Capital Trust I, collectively referred to as the Company. Rivoli Bank & Trust, Macon, Georgia (the Bank) was incorporated under the laws of the state of Georgia in September 1996 to provide a full range of banking services to residents and businesses of Bibb County, Georgia. The Bank commenced operations in June 1997 and, as of March 31, 2004, has two banking facilities in Macon, Georgia. In February 2004, the Bank opened three retail mortgage offices in Warner Robins, Butler and Macon, Georgia.


(3)  EARNINGS PER SHARE

On February 20, 2004, the Company declared a four-for-three stock split to be effected as a 33% stock dividend. All per share amounts for current and prior periods have been restated. The Bank reports basic and fully diluted earnings per share (EPS) under SFAS 128. Basic EPS excludes any dilutive effects of options, warrants and convertible securities. The following presents earnings per share for the three months ended March 31, 2004 under the requirements of SFAS 128:

                                            Three Months
                                               Ended
                                            Mar. 31, 2004
                                            -------------
     Basic Earnings Per Share
       Net Income Per Common Share             $     0.30
       Weighted Average Common Shares             997,390

     Diluted Earnings Per Share
       Net Income Per Common Share             $     0.28
       Weighted Average Common Shares           1,084,308


(4)  STOCK COMPENSATION

At March 31, 2004, the Company has an option plan, which is described more fully in Note 13 of the consolidated audited financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2003. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock option-related compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock options granted in the respective periods.

                                            Three Months Ended Mar. 31,
                                            ---------------------------
                                                 2003           2004
                                                 ----           ----
Net Income
  As Reported                                  $306,194       $235,647
  Total stock-based employee compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                           (4,084)        (4,197)
                                                -------        -------
  Pro Forma                                    $302,110       $231,450
                                                =======        =======

Earnings Per Share
  Basic
    As Reported                                $   0.30       $   0.23
                                                =======        =======
    Pro Forma                                  $   0.30       $   0.23
                                                =======        =======

  Diluted
    As Reported                                $   0.28       $   0.22
                                                =======        =======
    Pro Forma                                  $   0.28       $   0.22
                                                =======        =======


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rivoli BanCorp, Inc., a Georgia corporation (the "Company") serves as the holding company for Rivoli Bank & Trust, a Georgia state-chartered commercial bank (the "Bank"). The Bank is a full service commercial bank, without trust powers, providing an assortment of banking services to residents and businesses of Bibb County, Georgia. The Bank commenced operations in June 1997 from its banking facility located on Zebulon Road in Macon, Georgia. In June 1998, the Bank opened a new banking office in downtown Macon. The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, traveler's checks, cashier's checks, safe deposit boxes, bank by mail services, direct deposit, automatic teller services and Internet banking.

In February 2004, the Bank announced plans to build a new branch at 1551 Bass Road in north Macon. The full-service branch will have four drive-through lanes and an ATM. The Bank also announced the opening of three retail mortgage offices to compete directly with other mortgage lenders in the middle Georgia area. The three retail mortgage offices are located on Houston Lake Road in Warner Robins, Georgia, 101 Courthouse Square in Butler, Georgia and 1515 Bass Road in north Macon.

Critical Accounting Policy

The accounting and financial reporting policies of the Company and the Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The Company has determined that its policy regarding the determination of its allowance for loan losses is a critical accounting policy in that it requires significant judgments and involves complex estimates and the application of the policy has a significant impact on the Company's financial statements.

The allowance for loan losses is an estimate of the losses that may be sustained in the Bank's portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and the Bank's actual losses could be greater or less than the estimates.

The Bank's allowance for loan losses has two basic components: (1) specific loss estimates for individually classified and impaired loans, and (2) general loss estimates on loans for which no impairment has been identified and large groups of smaller balance homogeneous loans. Specific loss estimates on individual loans include subjective evaluations related to secondary sources of repayment for the loan which are principally collateral liquidation. The general loss allocations use historical loss ratio experience which may not be indicative of the actual losses present in the loan portfolio at a given point in time.

While the basic methodology of the Bank's loan loss allowance estimation process has not changed, management continuously re-evaluates the use of historical loss factors, national and local economic trends, credit concentrations and other relevant factors in determining the adequacy of the allowance for loan loss.

This estimation process associated with the allowance for loan losses can have significant effects in the estimated loan loss expense of a given period. Generally, the allowance for loan losses increases as the outstanding balance of loans increase or the level of classified or impaired loans increases. Loans or portions of loans that are deemed uncollectible are charged against and reduce the allowance.


FINANCIAL CONDITION

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Company's financial condition are discussed in detail below.

Total assets decreased by $0.7 million to $154.4 million during the three-month period ended March 31, 2004. More specifically, cash and cash equivalents increased by $0.9 million to $6.2 million, interest-bearing deposits decreased by $3.3 million to $0.3 million, securities decreased by $3.9 million to $27.5 million, loans increased by $5.4 million to $115.2 million, and all other assets increased by $0.1 million to $5.2 million. Deposits increased by $1.8 million to $119.9 million, other liabilities decreased by $3.0 million to $23.4 million, and the capital accounts increased by $0.5 million to $11.1 million.

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank's directive in this regard is carried out through its policies and procedures for extending credit to the Bank's customers. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio, as described above under "Critical Accounting Policy." At March 31, 2004, the allowance was $1,787,612, an increase of 5.2 percent as compared to the allowance of $1,699,162 at December 31, 2003. As a percentage of total gross loans, the allowance for loan losses decreased from 1.30 percent at December 31, 2003 to
1.26 percent at March 31, 2004. The Bank had no loans 90 or more days past due, nonaccrual loans approximating $171,000, and no other real estate owned at March 31, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Capital

Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2004 consolidated financial statements evidence a satisfactory liquidity position, as total cash and cash equivalents totaled $6.2 million, representing 4.0 percent of total assets. Investment securities, which totaled $26.2 million, or 17.0 percent, of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. Management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Bank knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                                                        Minimum Regulatory
                                     Mar. 31, 2004          Requirement
                                     -------------          -----------
Tier 1 Capital Ratio                    10.47%                 4.00%
Total Capital Ratio                     11.73%                 8.00%
Leverage Ratio                           8.77%                 4.00%

On February 25, 2003, the board of directors approved a stock repurchase program authorizing the Company to repurchase up to 26,667 shares of its common stock. As of March 31, 2004, the Company has repurchased 17,581 shares at a total cost of $261,068 under this program.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

Following is an analysis of significant off-balance sheet financial instruments at March 31, 2004 and December 31, 2003.


                                              At              At
                                           March 31,      December 31,
                                             2004            2003
                                             ----            ----
                                                (In thousands)

Commitments to extend credit              $ 28,055         $ 35,021
Standby letters of credit                    - -                183
                                           -------          -------
                                          $ 28,055         $ 35,204
                                           =======          =======


RESULTS OF OPERATIONS

Net income for the three-month period ended March 31, 2004 totaled $306,194, or $0.28 per diluted share, compared to $235,647, or $0.22 per diluted share, in the same three-month period of the preceding year. The following four items are significant when comparing the results of the three-month period ended March 31, 2004 with those of the three-month period ended March 31, 2003.

A. Net interest income, which is the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities, increased from $1,237,383 for the three-month period ended March 31, 2003 to $1,394,743 for the same period one year later, representing an increase of $157,360, or 12.7 percent. This increase was attained primarily because of a $20.6 million increase in average earning assets, from $121.9 million for the three-month period ended March 31, 2003 to $142.5 million for the three-month period ended March 31, 2004.

B. The net interest yield, defined as net interest income divided by average interest-earning assets, decreased from 4.16 percent for the three-month period ended March 31, 2003 to 3.91 percent for the three-month period ended March 31, 2004. The yield on earning assets decreased to 5.49 percent for the first three months of 2004 as compared to 5.97 percent for the first three months of 2003. The cost of funds decreased to 1.92 percent in the first three months of 2003 as compared to 2.17 percent in the first nine months of 2003. The following table shows pertinent information concerning both the yield on earning assets and the cost of funds for the three-month period ended March 31, 2004.

                               Average Assets/      Interest      Yield/
                                Liabilities      Income/Expense    Cost
                                -----------      --------------    ----
Interest-Bearing Deposits      $    885,246        $      256      0.12%
Federal Funds Sold                  933,308             6,125      2.63
Investment Securities
  Taxable                        22,540,518           239,259      4.25
  Nontaxable                      4,740,245            34,731      2.93
Other Securities                  1,272,069            18,658      5.87
Net Loans                       112,142,999         1,655,532      5.91
                                -----------         ---------      ----
                               $142,514,385        $1,954,561      5.49%
                                ===========         =========      ====

NOW and Money Market Accounts  $ 51,498,204        $   43,837      0.34%
Savings Deposits                  3,072,084             3,811      0.50
Time Deposits                    38,426,059           273,785      2.85
Other Borrowings                 19,433,106           193,570      3.98
Trust Preferred Securities        3,093,000            36,597      4.73
                                -----------         ---------      ----
                               $116,676,299        $  559,818      1.92%
                                ===========         =========      ====

Net Interest Income                                $1,394,743
                                                    =========

Net Yield on Earning Assets                                        3.91%
                                                                   ====

C. Total noninterest income increased from $340,196 for the three-month period ended March 31, 2003 to $438,052 for the three-month period ended March 31, 2004. As a percent of average assets, noninterest income increased from 1.03 percent for the three-month period ended March 31, 2003 to 1.15 percent for the three-month period ended March 31, 2004. This increase in noninterest income is attributed to an increase in service charges on deposit accounts, mortgage income and gains on the sale of securities.

D. For the three-month period ended March 31, 2004, noninterest expenses totaled $1,307,291, representing an annualized 3.44 percent of average assets. By comparison, for the three-month period ended March 31, 2003, operating expenses totaled $1,039,332 representing an annualized 3.16 percent of average assets. This increase in noninterest expenses is due to higher salaries and benefits, advertising and public relations, data processing, ATM, utilities and maintenance and other expenses associated with the opening of three mortgage offices in February 2004.

During the three-month period ended March 31, 2004, the allowance for loan losses increased by $29,456 to $1,624,477. The allowance for loan losses as a percentage of gross loans decreased from 1.43 percent at December 31, 2003 to 1.39 percent at March 31, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The following table presents the Bank's loan loss experience on all loans for the three months ended March 31, 2004 and 2003:

                                                  ($ in Thousands)
                                                  ----------------
                                                   2004       2003
                                                   ----       ----
Allowance for Loan Losses, January 1              $1,595     $1,507
                                                   -----      -----

Charge-Offs
  Commercial, Financial and Agricultural              --         15
  Real-Estate - Mortgage                              --        100
  Consumer                                            67          1
                                                   -----      -----
                                                      67        116
                                                   -----      -----

Recoveries
  Commercial, Financial and Agricultural              --         --
  Real-Estate - Mortgage                              --         --
  Consumer                                            21         --
                                                   -----      -----
                                                      21         --
                                                   -----      -----

Net Charge-Offs                                       46        116
                                                   -----      -----

Provision for Loan Losses                             75        140
                                                   -----      -----

Allowance for Loan Losses, September 30           $1,624     $1,531
                                                   =====      =====

Ratio of Net Charge-Offs to Average Loans           0.04%      0.12%
                                                   =====      =====

The Bank is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Bank's liquidity, capital resources, or results of operations.


ITEM 3 - CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2004 and, based on their evaluation, the Company's principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management noted no significant deficiencies in the design or operation of the Company's internal control over financial reporting and the Company's auditors were so advised.



PART 2  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND REPURCHASES OF EQUITY SECURITIES

The following table provides information regarding the Company's repurchases of shares of its common stock during the three months ended March 31, 2004:

                                                 Shares      Maximum Shares
                                              Purchased as   that May Yet be
                                                Part of      Purchased Under
                                                Publicly         Publicly
                   Shares     Average Price     Announced        Announced
Month            Purchased    Paid Per Share    Programs(1)      Program(1)
-----            ---------    --------------    -----------      ----------
January              -              -               -              9,086
February             -              -               -              9,086
March                -              -               -              9,086

      (1) In March 2003, the Company announced a stock repurchase program under which it would repurchase up to 26,667 shares of its common stock over a period of 24 months.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits:

    3.1 Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Form 8-K of the Company filed with the SEC on March 14, 2002)

    3.2 Bylaws of the Company (incorporated herein by reference to 3.2 to the Form 8-K of the Company filed with the SEC on March 14, 2002)

    31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

    31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.

    32.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

B.  Reports on Form 8-K:

    A Form 8-K dated February 20, 2004 was furnished to the Securities and Exchange Commission announcing 2003 financial results and a four-for-three stock split to be effected as a 33 1/3 percent stock dividend.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RIVOLI BANCORP, INC.
                                      --------------------------------
                                      (Registrant)

                                      Date:  May 14, 2004

                                      By:  /s/J. Patrick McGoldrick
                                           ---------------------------
                                           J. Patrick McGoldrick
                                           Chief Executive Officer



                                      By:  /s /  Geraldine Bolen
                                           ---------------------------
                                           Geraldine Bolen
                                           Chief Financial Officer