Form 10QSB
period 2004-06-30
RIVOLI BANCORP INC
filed 2004-08-13
CIK 1160861

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                   ----------------------------------

                               FORM 10-QSB

                                (Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----  ACT OF 1934
      For the quarterly period ended June 30, 2004.

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

                     515 Mulberry Street, Macon, Georgia 31201
               -------------------------------------------------------
                      (Address of Principal Executive Offices)

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

                              YES  X   NO
                                  ----    ----

As of July 27, 2004 there were 1,014,937 shares of the Registrant's common stock, par value $1.00 per share, outstanding.

Transitional Small Business Disclosure Format. YES      NO  X
                                                   ----    ----



PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                RIVOLI BANCORP, INC.
                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    June 30,
                                                     2004         December 31,
                                                  (Unaudited)         2003
                                                   ---------        ---------

Cash and Due from Banks                          $  6,024,773     $  5,131,119

Federal Funds Sold, Net                               125,000          160,000

Interest-Bearing Deposits                             394,253        3,515,911

Securities Available for Sale, at Fair Values      24,215,481       30,173,912

Restricted Stock, at Cost                           1,272,069        1,272,069

Loans Held for Sale                                 1,367,334           -  -

Loans, Net                                        121,060,103      109,851,565

Property and Equipment, Net                         4,029,996        3,571,076

Other Assets                                        1,732,065        1,514,926
                                                  -----------      -----------

Total Assets                                     $160,221,074     $155,190,578
                                                  ===========      ===========


              The accompanying notes are an integral part of these
                           consolidated balance sheets.



                            RIVOLI BANCORP, INC.
                        CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30,
                                                     2004         December 31,
                                                  (Unaudited)         2003
                                                   ---------        ---------

Deposits
  Noninterest-Bearing Deposits                   $ 26,576,743     $ 23,938,320
  Interest-Bearing Deposits                        97,876,050       94,225,898
                                                  -----------      -----------
                                                  124,452,793      118,164,218
                                                  -----------      -----------

Borrowed Money
  Federal Funds Purchased                           1,413,000        3,023,000
  Demand Notes to U.S. Treasury                        -  -             33,518
  Subordinated Debt                                 3,093,000        3,093,000
  Other Borrowed Money                             19,400,000       19,400,000
                                                  -----------      -----------
                                                   23,906,000       25,549,518
                                                  -----------      -----------

Other Liabilities                                     797,604          863,770
                                                  -----------      -----------

Stockholders' Equity
  Common Stock, $1.00 Par Value; 10,000,000
    Shares Authorized; 1,014,937 Shares Issued
    and Outstanding in 2004 and 1,014,990 Shares
    Issued and Outstanding in 2003                  1,014,937       1,014,990
  Paid-In Capital                                   6,872,975       6,872,975
  Retained Earnings                                 3,797,766       3,002,034
  Accumulated Other Comprehensive Loss               (354,493)        (15,859)
                                                  -----------      -----------

                                                   11,331,185      10,874,140

  Treasury Stock, at Cost,
    17,921 Shares in 2004 and
    17,581 Shares in 2003                            (266,508)       (261,068)
                                                  -----------      -----------

                                                   11,064,677       10,613,072
                                                  -----------      -----------

Total Liabilities and Stockholders' Equity       $160,221,074     $155,190,578
                                                  ===========      ===========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                          RIVOLI BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)
                   FOR THE THREE MONTHS ENDED JUNE 30


                                                      2004             2003
                                                      ----             ----

Interest Income                                    $1,980,424       $1,867,117

Interest Expense                                      576,404          581,543
                                                   ---------         ---------

Net Interest Income                                 1,404,020        1,285,574

  Provision for Loan Losses                            75,000           96,000
                                                   ---------         ---------

Net Interest Income
   After Provision for Loan Losses                  1,329,020        1,189,574
                                                   ---------         ---------

Noninterest Income
  Service Charges on Deposits                        261,805           191,589
  Mortgage Income                                    345,719            48,133
  Gain on Sale of Premises and Equipment             216,781            28,321
  Gain on Sale of Securities                          -  -              51,362
  Rent and Parking Revenue                            60,852            34,221
  ATM Income                                          32,219            30,049
  Other Fees                                          30,165            22,626
                                                   ---------         ---------
                                                     947,541           406,301
                                                   ---------         ---------

Noninterest Expenses
  Salaries and Employee Benefits                     859,090           531,493
  Data Processing and ATM                            162,099           129,555
  Advertising and Public Relations                    83,450            58,958
  Depreciation and Amortization                       61,350            54,750
  Professional Fees                                   72,980            69,944
  Utilities and Maintenance                           76,101            59,717
  Other                                              298,631           192,816
                                                   ---------         ---------
                                                   1,613,701         1,097,233
                                                   ---------         ---------

Net Income Before Taxes                              662,860           498,642

Income Taxes                                         173,322           201,950
                                                   ---------         ---------

Net Income                                        $  489,538        $  296,692
                                                   =========         =========

Basic Income Per Share                            $     0.49        $     0.29
                                                   =========         =========

Diluted Income Per Share                          $     0.45        $     0.28
                                                   =========         =========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                          RIVOLI BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)
                    FOR THE SIX MONTHS ENDED JUNE 30


                                                      2004             2003
                                                      ----             ----

Interest Income                                    $3,934,985       $3,656,229

Interest Expense                                    1,136,222        1,133,272
                                                   ---------         ---------

Net Interest Income                                 2,798,763        2,522,957

  Provision for Loan Losses                           150,000          236,000
                                                   ---------         ---------

Net Interest Income
   After Provision for Loan Losses                  2,648,763        2,286,957
                                                   ---------         ---------

Noninterest Income
  Service Charges on Deposits                        501,613           383,337
  Mortgage Income                                    414,522            92,094
  Gain on Sale of Premises and Equipment             216,781            28,321
  Gain on Sale of Securities                          21,733            51,362
  Rent and Parking Revenue                           130,011           103,246
  ATM Income                                          58,989            58,237
  Other Fees                                          41,944            29,900
                                                   ---------         ---------
                                                   1,385,593           746,497
                                                   ---------         ---------

Noninterest Expenses
  Salaries and Employee Benefits                   1,528,051         1,066,541
  Data Processing and ATM                            304,115           240,526
  Advertising and Public Relations                   166,082           101,062
  Depreciation and Amortization                      108,900           106,500
  Professional Fees                                  130,554           137,713
  Utilities and Maintenance                          148,532           123,961
  Other                                              534,758           360,262
                                                   ---------         ---------
                                                   2,920,992         2,136,565
                                                   ---------         ---------

Net Income Before Taxes                            1,113,364           896,889

Income Taxes                                         317,632           364,550
                                                   ---------         ---------

Net Income                                        $  795,732        $  532,339
                                                   =========         =========

Basic Income Per Share                            $     0.79        $     0.53
                                                   =========         =========

Diluted Income Per Share                          $     0.73        $     0.50
                                                   =========         =========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                         RIVOLI BANCORP, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (UNAUDITED)
                    FOR THE SIX MONTHS ENDED JUNE 30


                                                      2004             2003
                                                      ----             ----

Net Income                                         $  795,732       $  532,339
                                                    ---------        ---------

Other Comprehensive Income (Loss)
  Unrealized Gains (Losses) on Securities            (324,290)         (45,936)
  Reclassification Adjustment for Gains
    Included in Net Income                            (14,344)         (33,899)
                                                    ---------        ---------

                                                     (338,634)         (79,835)
                                                    ---------        ---------

Comprehensive Income                               $  457,098       $  452,504
                                                    =========        =========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                          RIVOLI BANCORP, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2004


                                                 Accumulated
                                                    Other                Total
           Number                                  Compre-              Share-
            Of      Common   Paid-in    Retained   hensive Treasury     holders'
           Shares    Stock    Capital    Earnings   Income    Stock      Equity
           ------    -----    -------    --------   ------    -----      ------
Balance,
Dec. 31,
2002    1,012,217 $1,012,217 $6,848,271 $1,595,629 $ 457,648  $    --    $ 9,913,765
        ---------  ---------  ---------  ---------  --------   --------   ----------

Purchase
of
treasury
stock         --         --         --         --        --    (210,200)    (210,000)

Exercise
of
373
stock
options       373        373      3,651        --        --         --         4,024

Net income,
six-month
period
ended
June 30,
2003          --         --         --     532,339       --         --       532,339

Net
unrealized
loss on
securities,
six-month
period
ended
June 30,
2003          --         --         --         --    (79,835)       --       (79,835)
        ---------  ---------  ---------  ---------  --------   --------   ----------

Balance,
June 30,
2003    1,012,590 $1,012,590 $6,851,922 $2,127,968  $377,813  $(210,200) $10,160,093
        =========  =========  =========  =========  ========   ========   ==========

---------------------------------------------------------

Balance,
Dec. 31,
2003    1,014,990 $1,014,990 $6,872,975 $3,002,034  $(15,859) $(261,068) $10,613,072
        ---------  ---------  ---------  ---------  --------   --------   ----------

Purchase
and retirement
of
common
stock         (53)       (53)       --         --        --         --           (53)

Purchase
of
treasury
stock         --         --         --         --        --      (5,440)      (5,440)

Net income,
six-month
period
ended
June 30,
2004          --         --         --     795,732       --         --       795,732

Net
unrealized
loss on
securities,
six-month
period
ended
June 30,
2004          --         --         --         --   (338,634)       --      (338,634)
        ---------  ---------  ---------  ---------  --------   --------   ----------

Balance,
June 30,
2004    1,014,937 $1,014,937 $6,872,975 $3,797,766 $(354,493) $(266,508) $11,064,677
        =========  =========  =========  =========  ========   ========   ==========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                             RIVOLI BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                      FOR THE SIX MONTHS ENDED JUNE 30


                                                      2004             2003
                                                      ----             ----

Cash Flows from Operating Activities             $   (589,655)   $    854,766
                                                  -----------     -----------

Cash Flows from Investing Activities
  Interest-Bearing Deposits                         3,121,658        (276,452)
  Purchase of Premises and Equipment                 (349,539)        (78,241)
  Purchase of Securities Available for Sale        (1,198,838)    (15,456,349)
  Maturity and Paydowns
    of Securities Available for Sale                3,420,127       5,490,921
  Sale of Securities Available for Sale             3,173,875       1,635,473
  Purchase of Restricted Stock                         -  -          (388,019)
  Loans to Customers, Net                         (11,358,538)     (2,363,396)
                                                  -----------     -----------
                                                   (3,191,255)    (11,436,063)
                                                  -----------     -----------

Cash Flows from Financing Activities
  Exercise of Stock Options                            - -              4,024
  Federal Funds Purchased                          (1,610,000)          - -
  Borrowed Money                                      (33,518)      5,760,234
  Purchase and Retirement of Common Stock                 (53)          - -
  Purchase of Treasury Stock                           (5,440)       (210,200)
  Increase in Deposits                              6,288,575       5,674,746
                                                  -----------     -----------
                                                    4,639,564      11,228,804
                                                  -----------     -----------

Net Increase in Cash and Cash Equivalents             858,654         647,507

Cash and Cash Equivalents, Beginning                5,291,119       7,163,304
                                                  -----------     -----------

Cash and Cash Equivalents, Ending                 $ 6,149,773    $  7,810,811
                                                   ==========     ===========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.


                          RIVOLI BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.
These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the December 31, 2003 audit report.


(2)  SUMMARY OF ORGANIZATION

The consolidated financial statements include the accounts of Rivoli BanCorp, Inc., Rivoli Bank and Trust, and Rivoli BanCorp Capital Trust I, collectively referred to as the Company. Rivoli Bank & Trust, Macon, Georgia (the Bank) was incorporated under the laws of the state of Georgia in September 1996 to provide a full range of banking services to residents and businesses of Bibb County, Georgia. The Bank commenced operations in June 1997 and, as of June 30, 2004, has two banking facilities in Macon, Georgia. In February 2004, the Bank opened three retail mortgage offices in Warner Robins, Butler and Macon, Georgia.


(3)  EARNINGS PER SHARE

The Bank reports basic and fully diluted earnings per share (EPS) under SFAS
128. Basic EPS excludes any dilutive effects of options, warrants and convertible securities. The following presents earnings per share for the three months and six months ended June 30, 2004 under the requirements of SFAS 128:

                                            Three Months        Six Months
                                               Ended              Ended
                                            June 30, 2004      June 30, 2004
                                            -------------      -------------
     Basic Earnings Per Share
       Net Income Per Common Share             $     0.49        $     0.79
       Weighted Average Common Shares             997,154           997,272

     Diluted Earnings Per Share
       Net Income Per Common Share             $     0.45        $     0.73
       Weighted Average Common Shares           1,084,073         1,084,191


(4)  STOCK COMPENSATION

At June 30, 2004, the Company had a stock option plan, which is described more fully in Note 13 of the consolidated audited financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2003. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock option-related compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock options granted in the respective periods.


                                             Six Months Ended June 30,
                                            ---------------------------
                                                 2004           2003
                                                 ----           ----
Net Income
  As Reported                                  $795,732       $532,339
  Total stock-based employee compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                           (8,168)        (8,394)
                                                -------        -------
  Pro Forma                                    $787,564       $523,945
                                                =======        =======

Earnings Per Share
  Basic
    As Reported                                $   0.79       $   0.53
                                                =======        =======
    Pro Forma                                  $   0.79       $   0.52
                                                =======        =======

  Diluted
    As Reported                                $   0.73       $   0.50
                                                =======        =======
    Pro Forma                                  $   0.73       $   0.49
                                                =======        =======



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rivoli BanCorp, Inc., a Georgia corporation (the Company) serves as the holding company for Rivoli Bank & Trust, a Georgia state-chartered commercial bank (the
Bank). The Bank is a full service commercial bank, without trust powers, providing an assortment of banking services to residents and businesses of Bibb County, Georgia. The Bank commenced operations in June 1997 from its banking facility located on Zebulon Road in Macon, Georgia. In June 1998, the Bank opened a new banking office in downtown Macon. The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, traveler's checks, cashier's checks, safe deposit boxes, bank by mail services, direct deposit, automatic teller services and Internet banking.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Bank's portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and the Bank's actual losses could be greater or less than the estimates.

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

Total assets increased by $5.0 million to $160.2 million during the six-month period ended June 30, 2004. More specifically, cash and cash equivalents increased by $0.9 million to $6.1 million, interest-bearing deposits decreased by $3.1 million to $0.4 million, securities decreased by $6.0 million to $25.5 million, loans and loans held for sale increased by $12.6 million to $122.4 million, and all other assets increased by $0.7 million to $5.8 million. Deposits increased by $6.3 million to $124.5 million, other liabilities decreased by $1.7 million to $24.7 million, and the capital accounts increased by $0.5 million to $11.1 million.

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank's directive in this regard is carried out through its policies and procedures for extending credit to the Bank's customers. The goal of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio, as described above under "Critical Accounting Policy." At June 30, 2004, the allowance was $1,542,645, a decrease of 3.3 percent as compared to the allowance of $1,595,021 at December 31, 2003. As a percentage of total gross loans, the allowance for loan losses decreased from 1.43 percent at December 31, 2003 to 1.24 percent at June 30, 2004. The Bank had no loans in excess of 90 days past due and no other real estate owned at June 30, 2004. Nonaccrual loans approximated $644,000. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.


Liquidity And Capital

Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2004 consolidated financial statements evidence a satisfactory liquidity position, as total cash and cash equivalents totaled $6.1 million, representing 3.8 percent of total assets. Investment securities, which totaled $24.2 million, or 15.1 percent, of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank maintains relationships with several correspondent banks and thus could obtain funds from these banks on short notice. Management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Bank knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                                                        Minimum Regulatory
                                     June 30, 2004          Requirement
                                     -------------          -----------
Tier 1 Capital Ratio                    10.91%                 4.00%
Total Capital Ratio                     12.12%                 8.00%
Leverage Ratio                           8.83%                 4.00%

On February 25, 2003, the board of directors approved a stock repurchase program authorizing the Company to repurchase up to 26,667 shares of its common stock. As of June 30, 2004, the Company has repurchased 17,921 shares at a total cost of $266,508 under this program.


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

Following is an analysis of significant off-balance sheet financial instruments at June 30, 2004 and December 31, 2003.

                                              At              At
                                            June 30,      December 31,
                                             2004            2003
                                             ----            ----
                                                (In thousands)

Commitments to extend credit              $ 26,842         $ 35,021
Standby letters of credit                    - -                183
                                           -------          -------
                                          $ 26,842         $ 35,204
                                           =======          =======


RESULTS OF OPERATIONS

Net income for the three- and six-month periods ended June 30, 2004 totaled $489,538, or $0.45 per diluted share and $795,732, or $0.73 per diluted share, compared to $296,692, or $0.28 per diluted share and $532,339, or $0.50 per diluted share, in the same three- and six-month periods of the preceding year. The following four items are significant when comparing the results of the three- and six-month periods ended June 30, 2004 with those of the three- and six-month periods ended June 30, 2003.

A. Net interest income, which is the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities, increased from $2,522,957 for the six-month period ended June 30, 2003 to $2,798,763 for the same period one year later, representing an increase of $275,806, or 10.9 percent. This increase was attained primarily because of a $18.3 million increase in average earning assets, from $126.4 million for the six-month period ended June 30, 2003 to $144.7 million for the six-month period ended June 30, 2004.

B. The net interest yield, defined as net interest income divided by average interest-earning assets, decreased from 4.09 percent for the six-month period ended June 30, 2003 to 3.87 percent for the six-month period ended June 30, 2004. The yield on earning assets decreased to 5.44 percent for the first six months of 2004 as compared to 5.88 percent for the first six months of 2003. The cost of funds decreased to 1.93 percent in the first six months of 2003 as compared to 2.16 percent in the first six months of 2003. The following table shows pertinent information concerning both the yield on earning assets and the cost of funds for the six-month period ended June 30, 2004.

                               Average Assets/      Interest      Yield/
                                Liabilities      Income/Expense    Cost
                                -----------      --------------    ----
Interest-Bearing Deposits      $    609,890        $      256      0.08%
Federal Funds Sold                1,001,753            10,114      2.02
Investment Securities
  Taxable                        21,394,470           446,145      4.17
  Nontaxable                      4,737,047            70,088      2.96
Other Securities                  1,272,069            28,162      4.43
Loans Held for Sale               1,109,565            37,121      6.69
Net Loans                       114,560,511         3,343,099      5.84
                                -----------         ---------      ----
                               $144,685,305        $3,934,985      5.44%
                                ===========         =========      ====

NOW and Money Market Accounts  $ 51,561,733        $   89,683      0.35%
Savings Deposits                  3,725,575            10,179      0.55
Time Deposits                    39,383,468           565,883      2.87
Federal Funds Purchased             576,923            11,435      3.96
Other Borrowings                 19,424,828           387,093      3.99
Trust Preferred Securities        3,093,000            71,949      4.65
                                -----------         ---------      ----
                               $117,765,527        $1,136,222      1.93%
                                ===========         =========      ====

Net Interest Income                                $2,798,763
                                                    =========

Net Yield on Earning Assets                                        3.87%
                                                                   ====

C. Total noninterest income increased from $746,497 for the six-month period ended June 30, 2003 to $1,385,593 for the six-month period ended June 30, 2004. As a percent of average assets, noninterest income increased from
     1.10 percent for the six-month period ended June 30, 2003 to 1.92 percent for the six-month period ended June 30, 2004. In May 2004, the Bank exchanged air rights over its downtown parking lot for property to be used as a future branch site. This transaction resulted in a gain of $216,781. As a result of opening three retail mortgage offices, mortgage income increased to $414,522 for the six-month period ended June 30, 2004 as compared to $92,094 during the same period in 2003. Service charges on deposits, rent and parking revenue and other fees also contributed to the increase in noninterest income.

D. For the six-month period ended June 30, 2004, noninterest expenses totaled $2,920,992, representing an annualized 3.78 percent of average assets. By comparison, for the six-month period ended June 30, 2003, operating expenses totaled $2,136,565 representing an annualized 3.15 percent of average assets. This increase in noninterest expenses is due to higher salaries and benefits, advertising and public relations, data processing, ATM, utilities and maintenance and other expenses associated with the opening of three mortgage offices in February 2004.

During the six-month period ended June 30, 2004, the allowance for loan losses decreased by $52,375 to $1,542,645. The allowance for loan losses as a percentage of gross loans decreased from 1.43 percent at December 31, 2003 to
1.24 percent at June 30, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The following table presents the Bank's loan loss experience on all loans for the six months ended June 30, 2004 and 2003:

                                                  ($ in Thousands)
                                                  ----------------
                                                   2004       2003
                                                   ----       ----
Allowance for Loan Losses, January 1              $1,595     $1,507
                                                   -----      -----

Charge-Offs
  Commercial, Financial and Agricultural              60         15
  Real-Estate - Mortgage                              28        130
  Consumer                                           161          5
                                                   -----      -----
                                                     249        150
                                                   -----      -----

Recoveries
  Commercial, Financial and Agricultural              16         --
  Real-Estate - Mortgage                              --          6
  Consumer                                            31         --
                                                   -----      -----
                                                      47          6
                                                   -----      -----

Net Charge-Offs                                      202        144
                                                   -----      -----

Provision for Loan Losses                            150        236
                                                   -----      -----

Allowance for Loan Losses, June 30                $1,543     $1,599
                                                   =====      =====

Ratio of Net Charge-Offs to Average Loans           0.17%      0.15%
                                                   =====      =====

The Bank is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Bank's liquidity, capital resources, or results of operations.


ITEM 3 - CONTROLS AND PROCEDURES

Management has developed and implemented a policy with accompanying procedures for reviewing disclosure controls, disclosure procedures and internal controls over financial reporting on a quarterly basis. Management, including the principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2004 and, based on their evaluation, the Company's principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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


PART 2  OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND REPURCHASES OF EQUITY SECURITIES

The following table provides information regarding the Company's repurchases of shares of its common stock during the three months ended June 30, 2004:

                                                 Shares      Maximum Shares
                                              Purchased as   that May Yet be
                                                Part of      Purchased Under
                                                Publicly         Publicly
                   Shares     Average Price     Announced        Announced
     Month       Purchased    Paid Per Share    Programs(1)      Program(1)
     -----       ---------    --------------    -----------      ----------
     April           -              -               -              9,086
     May             -              -               -              9,086
     June           340          $16.00            340             8,746

      (1) In March 2003, the Company announced a stock repurchase program under which it would repurchase up to 26,667 shares of its common stock over a period of 24 months.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Shareholders of the Company was held on May 5, 2004. The following table sets forth the name of each individual elected at the 2004 Annual Meeting to serve a three-year term as a Class III director, and the results of voting with respect to each director:

                                    Votes For             Votes Withheld
                                    ---------             --------------
    A.V. Elliot                      693,572                  6,800
    Edward H. Greene                 696,972                  3,400
    Henry K. Koplin                  696,972                  3,400
    C. Warren Selby, Jr.             693,028                  7,344

The term of each of the following directors continued after the 2004 Annual
Meeting: Ethel A. Cullinan, Roy H. Fickling, D. Frank Gunn, Edward P. Loomis, Jr., J. Patrick McGoldrick, F. Tredway Shurling, Raymond H. Smith, Jr. and William T. Wiley, Jr.


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

      31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

      31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.

      32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.   Reports on Form 8-K:

      A Form 8-K dated April 22, 2004 was furnished to the Securities and Exchange Commission announcing financial results for the quarter ended March 31, 2004.



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


                                 RIVOLI BANCORP, INC.
                                 --------------------------------
                                 (Registrant)

                                 Date:  August 13, 2004

                                 By: /s/  J. Patrick McGoldrick
                                     -----------------------------
                                     J. Patrick McGoldrick
                                     Chief Executive Officer

                                 By: /s/  Geraldine Bolen
                                     -----------------------------
                                     Geraldine Bolen
                                     Chief Financial Officer