Form 10QSB
period 2004-09-30
RIVOLI BANCORP INC
filed 2004-11-15
CIK 1160861

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                           ----------------------

                                FORM 10-QSB

(Mark One)

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------  ACT OF 1934
        For the quarterly period ended September 30, 2004.

                                OR

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                 to                .
                                       ---------------    -------------------

                               File No. 0-49691
                              RIVOLI BANCORP, INC.

          (Exact name of small business issuer as specified in its charter)

          Georgia                                        58-2631780
    ----------------------                             --------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)

                     515 Mulberry Street, Macon, Georgia 31201
                  -------------------------------------------------
                     (Address of Principal Executive Offices)

                                    (478) 742-5040
                  -------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

                                          N/A
                  -------------------------------------------------
                (Former Name, Former Address and Former Fiscal Year,
                            if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X  NO
                                       ---    ---

As of October 28, 2004 there were 1,014,937 shares of the Registrant's common stock, par value $1.00 per share, outstanding.

Transitional Small Business Disclosure Format. YES      NO  X
                                                   ---     ---



PART I FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                RIVOLI BANCORP, INC.
                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                 September 30,
                                                     2004         December 31,
                                                  (Unaudited)         2003
                                                   ---------        ---------

Cash and Due from Banks                          $  4,212,037     $  5,131,119

Federal Funds Sold, Net                             2,636,000          160,000

Interest-Bearing Deposits                             968,883        3,515,911

Securities Available for Sale, at Fair Values      23,746,638       30,173,912

Restricted Stock, at Cost                           1,522,069        1,272,069

Loans Held for Sale                                 3,431,827           -  -

Loans, Net                                        131,415,168      109,851,565

Property and Equipment, Net                         4,305,498        3,571,076

Other Real Estate                                     190,000           -  -

Other Assets                                        1,597,464        1,514,926
                                                  -----------      -----------

Total Assets                                     $174,025,584     $155,190,578
                                                  ===========      ===========


              The accompanying notes are an integral part of these
                           consolidated balance sheets.



                            RIVOLI BANCORP, INC.
                        CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 September 30,
                                                     2004         December 31,
                                                  (Unaudited)         2003
                                                   ---------        ---------

Deposits
  Noninterest-Bearing Deposits                   $ 28,829,318     $ 23,938,320
  Interest-Bearing Deposits                       105,102,325       94,225,898
                                                  -----------      -----------
                                                  133,931,643      118,164,218
                                                  -----------      -----------

Borrowed Money
  Federal Funds Purchased                              -  -          3,023,000
  Demand Notes to U.S. Treasury                        -  -             33,518
  Subordinated Debt                                 3,093,000        3,093,000
  Other Borrowed Money                             24,400,000       19,400,000
                                                  -----------      -----------
                                                   27,493,000       25,549,518
                                                  -----------      -----------

Other Liabilities                                     842,042          863,770
                                                  -----------      -----------

Stockholders' Equity
  Common Stock, $1.00 Par Value; 10,000,000
    Shares Authorized; 1,014,937 Shares Issued
    and Outstanding in 2004 and 1,014,990 Shares
    Issued and Outstanding in 2003                  1,014,937       1,014,990
  Paid-In Capital                                   6,872,975       6,872,975
  Retained Earnings                                 4,160,676       3,002,034
  Accumulated Other Comprehensive Loss                (23,181)        (15,859)
                                                  -----------      -----------

                                                   12,025,407      10,874,140

  Treasury Stock, at Cost,
    17,921 Shares in 2004 and
    17,581 Shares in 2003                            (266,508)       (261,068)
                                                  -----------      -----------

                                                   11,758,899       10,613,072
                                                  -----------      -----------

Total Liabilities and Stockholders' Equity       $174,025,584     $155,190,578
                                                  ===========      ===========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                          RIVOLI BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30


                                                      2004             2003
                                                      ----             ----

Interest Income                                    $2,281,478       $1,882,311

Interest Expense                                      622,013          554,214
                                                   ---------         ---------

Net Interest Income                                 1,659,465        1,328,097

  Provision for Loan Losses                           240,000           25,000
                                                   ---------         ---------

Net Interest Income
   After Provision for Loan Losses                  1,419,465        1,303,097
                                                   ---------         ---------

Noninterest Income
  Service Charges on Deposits                         242,731          229,326
  Mortgage Income                                     398,791           25,914
  Gain on Sale of Premises and Equipment                  180           -  -
  Gain on Sale of Securities                           11,012           72,582
  Rent and Parking Revenue                             52,895          100,088
  ATM Income                                           31,609           27,729
  Other Fees                                           21,709           14,547
                                                    ---------        ---------
                                                      758,927          470,186
                                                    ---------        ---------

Noninterest Expenses
  Salaries and Employee Benefits                      887,233         544,482
  Data Processing and ATM                             151,569         157,222
  Advertising and Public Relations                     79,461          90,401
  Depreciation and Amortization                        61,350          56,250
  Professional Fees                                    72,148          80,390
  Utilities and Maintenance                            91,629          65,341
  Other                                               326,163         199,368
                                                    ---------       ---------
                                                    1,669,553       1,193,454
                                                    ---------       ---------

Net Income Before Taxes                               508,839         579,829

Income Taxes                                          145,929         229,750
                                                    ---------       ---------

Net Income                                         $  362,910      $  350,079
                                                    =========       =========

Basic Income Per Share                             $     0.37      $     0.35
                                                    =========       =========

Diluted Income Per Share                           $     0.33      $     0.33
                                                    =========       =========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                          RIVOLI BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                      2004             2003
                                                      ----             ----

Interest Income                                    $6,216,463       $5,538,540

Interest Expense                                    1,758,235        1,687,486
                                                   ---------         ---------

Net Interest Income                                 4,458,228        3,851,054

  Provision for Loan Losses                           390,000          261,000
                                                   ---------         ---------

Net Interest Income
   After Provision for Loan Losses                  4,068,228        3,590,054
                                                   ---------         ---------

Noninterest Income
  Service Charges on Deposits                        744,344           612,663
  Mortgage Income                                    813,313           146,329
  Gain on Sale of Premises and Equipment             216,961            -  -
  Gain on Sale of Securities                          32,745           123,944
  Rent and Parking Revenue                           182,906           203,334
  ATM Income                                          90,598            85,966
  Other Fees                                          63,653            44,447
                                                   ---------         ---------
                                                   2,144,520         1,216,683
                                                   ---------         ---------

Noninterest Expenses
  Salaries and Employee Benefits                   2,415,284         1,611,023
  Data Processing and ATM                            455,684           397,748
  Advertising and Public Relations                   245,543           191,463
  Depreciation and Amortization                      170,250           162,750
  Professional Fees                                  202,702           218,103
  Utilities and Maintenance                          240,161           189,302
  Other                                              860,921           559,630
                                                   ---------         ---------
                                                   4,590,545         3,330,019
                                                   ---------         ---------

Net Income Before Taxes                            1,622,203         1,476,718

Income Taxes                                         463,561           594,300
                                                   ---------         ---------

Net Income                                        $1,158,642        $  882,418
                                                   =========         =========

Basic Income Per Share                            $     1.16        $     0.88
                                                   =========         =========

Diluted Income Per Share                          $     1.06        $     0.83
                                                   =========         =========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                         RIVOLI BANCORP, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                      2004             2003
                                                      ----             ----

Net Income                                         $1,158,642       $  882,418
                                                    ---------        ---------

Other Comprehensive Income (Loss)
  Unrealized Gains (Loss) on Securities                12,325         (444,793)
  Reclassification Adjustment for Gains
    Included in Net Income                            (19,647)         (74,366)
                                                    ---------        ---------

                                                       (7,322)        (519,159)
                                                    ---------        ---------

Comprehensive Income                               $1,151,320       $  363,259
                                                    =========        =========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                          RIVOLI BANCORP, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004


                                                 Accumulated
                                                    Other                Total
           Number                                  Compre-              Share-
            Of      Common   Paid-in    Retained   hensive Treasury     holders'
           Shares    Stock    Capital    Earnings   Income    Stock      Equity
           ------    -----    -------    --------   ------    -----      ------
Balance,
Dec. 31,
2002    1,012,217 $1,012,217 $6,848,271 $1,595,629 $ 457,648  $    --    $ 9,913,765
        ---------  ---------  ---------  ---------  --------   --------   ----------

Purchase
of
treasury
stock         --         --         --         --        --    (258,650)    (258,650)

Exercise
of
stock
options     2,507      2,507     21,932        --        --         --        24,439

Net income,
nine-month
period
ended
Sept. 30,
2003          --         --         --     882,418       --         --       882,418

Net
unrealized
loss on
securities,
nine-month
period
ended
Sept. 30,
2003          --         --         --         --   (519,159)       --      (519,159)
        ---------  ---------  ---------  ---------  --------   --------   ----------

Balance,
Sept. 30,
2003    1,014,724 $1,014,724 $6,870,203 $2,478,047  $(61,511) $(258,650) $10,042,813
        =========  =========  =========  =========  ========   ========   ==========

---------------------------------------------------------

Balance,
Dec. 31,
2003    1,014,990 $1,014,990 $6,872,975 $3,002,034  $(15,859) $(261,068) $10,613,072
        ---------  ---------  ---------  ---------  --------   --------   ----------

Purchase
and retirement
of
common
stock         (53)       (53)       --         --        --         --           (53)

Purchase
of
treasury
stock         --         --         --         --        --      (5,440)      (5,440)

Net income,
nine-month
period
ended
Sept. 30,
2004          --         --         --   1,158,642       --         --     1,158,642

Net
unrealized
loss on
securities,
nine-month
period
ended
Sept. 30,
2004          --         --         --         --     (7,322)       --        (7,322)
        ---------  ---------  ---------  ---------  --------   --------   ----------

Balance,
Sept. 30,
2004    1,014,937 $1,014,937 $6,872,975 $4,160,676 $ (23,181) $(266,508) $11,758,899
        =========  =========  =========  =========  ========   ========   ==========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                             RIVOLI BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                      2004             2003
                                                      ----             ----

Cash Flows from Operating Activities             $ (1,970,924)   $  1,240,079
                                                  -----------     -----------

Cash Flows from Investing Activities
  Interest-Bearing Deposits                         2,547,028        (948,806)
  Purchase of Premises and Equipment                 (687,711)       (107,225)
  Purchase of Securities Available for Sale        (2,446,735)    (24,082,938)
  Maturity and Paydowns
    of Securities Available for Sale                4,004,437       2,349,992
  Sale of Securities Available for Sale             4,799,012      11,847,554
  Purchase of Restricted Stock                       (250,000)       (388,019)
  Loans to Customers, Net                         (22,143,603)     (6,638,571)
                                                  -----------     -----------
                                                  (14,177,572)    (17,968,013)
                                                  -----------     -----------

Cash Flows from Financing Activities
  Exercise of Stock Options                            - -             24,439
  Federal Funds Purchased                          (3,023,000)          - -
  Borrowed Money                                    4,966,482       5,743,191
  Purchase and Retirement of Common Stock                 (53)          - -
  Purchase of Treasury Stock                           (5,440)       (258,650)
  Increase in Deposits                             15,767,425       8,808,293
                                                  -----------     -----------
                                                   17,705,414      14,317,273
                                                  -----------     -----------

Net Increase (Decrease) in
 Cash and Cash Equivalents                          1,556,918      (2,410,661)

Cash and Cash Equivalents, Beginning                5,291,119       7,163,304
                                                  -----------     -----------

Cash and Cash Equivalents, Ending                 $ 6,848,037    $  4,752,643
                                                   ==========     ===========


              The accompanying notes are an integral part of
                     these consolidated balance sheets.



                             RIVOLI BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the December 31, 2003 audit report.


(2)  SUMMARY OF ORGANIZATION

The consolidated financial statements include the accounts of Rivoli BanCorp, Inc. (the Company) and its wholly owned subsidiary, Rivoli Bank and Trust (the
Bank). The Bank was incorporated under the laws of the state of Georgia in September 1996 to provide a full range of banking services to residents and businesses of Bibb County, Georgia. The Bank commenced operations in June 1997 and, as of September 30, 2004, has two banking facilities in Macon, Georgia. During 2004, the Bank opened a loan and deposit production office in Griffin, Georgia and four retail mortgage offices in Warner Robins, Butler, Fayetteville and Macon, Georgia.


(3)  RECENT ACCOUNTING PRONOUNCEMENTS

EMERGING ISSUES TASK FORCE (EITF) ISSUE 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS." EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-1 will be presented in the financial statements for the year ended December 31, 2004. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004.


(4)  EARNINGS PER SHARE

The Company reports basic and fully diluted earnings per share (EPS) under SFAS
128. Basic EPS excludes any dilutive effects of options, warrants and convertible securities. The following presents earnings per share for the three months and nine months ended September 30, 2004 under the requirements of SFAS 128:

                                            Three Months        Nine Months
                                               Ended              Ended
                                         September 30, 2004  September 30, 2004
                                            -------------      -------------
     Basic Earnings Per Share
       Net Income Per Common Share             $     0.37        $     1.16
       Weighted Average Common Shares             997,016           997,189

     Diluted Earnings Per Share
       Net Income Per Common Share             $     0.33        $     1.06
       Weighted Average Common Shares           1,088,965         1,089,138


(5)  STOCK COMPENSATION

At September 30, 2004, the Company had a stock option plan, which is described more fully in Note 13 of the consolidated audited financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2003. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock option-related compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock options granted in the respective periods.

                                          Nine Months Ended September 30,
                                            ---------------------------
                                                 2004           2003
                                                 ----           ----
Net Income
  As Reported                                 $1,158,642      $882,418
  Total stock-based employee compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                           (12,025)      (12,591)
                                               ---------       -------
  Pro Forma                                   $1,146,617      $869,827
                                               =========       =======

Earnings Per Share
  Basic
    As Reported                               $     1.16      $   0.88
                                               =========       =======
    Pro Forma                                 $     1.15      $   0.87
                                               =========       =======

  Diluted
    As Reported                               $     1.06      $   0.83
                                               =========       =======
    Pro Forma                                 $     1.05      $   0.82
                                               =========       =======



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

In February 2004, the Bank announced plans to build a new branch at 1551 Bass Road in north Macon. The full-service branch will have four drive-through lanes and an ATM. The branch is expected to open in late 2005. A new retail mortgage office located in Fayetteville, Georgia was added in September 2004. This new mortgage office joins the three other retail mortgage offices located in Warner Robins, Butler and Macon that were opened earlier this year. In addition, a loan and deposit production office located in Griffin, Georgia was opened during September 2004.

Critical Accounting Policy
--------------------------

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

Total assets increased by $18.8 million to $174.0 million during the nine-month period ended September 30, 2004. More specifically, cash and cash equivalents increased by $1.6 million to $6.8 million, interest-bearing deposits decreased by $2.5 million to $1.0 million, securities decreased by $6.2 million to $25.3 million, loans and loans held for sale increased by $25.0 million to $134.8 million, and all other assets increased by $1.0 million to $6.1 million. Deposits increased by $15.8 million to $133.9 million, other liabilities decreased by $1.9 million to $28.3 million, and the capital accounts increased by $1.1 million to $11.8 million.

Asset Quality
-------------

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

Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio, as described above under "CRITICAL ACCOUNTING POLICY." At September 30, 2004, the allowance was $1,546,050, a decrease of 3.1 percent as compared to the allowance of $1,595,021 at December 31, 2003. As a percentage of total gross loans, the allowance for loan losses decreased from 1.43 percent at December 31, 2003 to 1.16 percent at September 30, 2004. The Bank had no loans in excess of 90 days past due, nonaccrual loans approximating $215,000 and other real estate owned of $190,000 at September 30, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity And Capital
---------------------

Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2004 consolidated financial statements evidence a satisfactory liquidity position, as total cash and cash equivalents totaled $6.8 million, representing 3.9 percent of total assets. Investment securities, which totaled $25.3 million, or 14.5 percent, of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank maintains relationships with several correspondent banks and thus could obtain funds from these banks on short notice. Management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Bank knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                                                        Minimum Regulatory
                                  September 30, 2004        Requirement
                                     -------------          -----------
Tier 1 Capital Ratio                    10.37%                 4.00%
Total Capital Ratio                     11.50%                 8.00%
Leverage Ratio                           8.52%                 4.00%

On February 25, 2003, the board of directors approved a stock repurchase program authorizing the Company to repurchase up to 26,667 shares of its common stock. As of September 30, 2004, the Company has repurchased 17,921 shares at a total cost of $266,508 under this program.


Off-Balance Sheet Arrangements
------------------------------

In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

Following is an analysis of significant off-balance sheet financial instruments at September 30, 2004 and December 31, 2003.

                                              At              At
                                         September 30,    December 31,
                                             2004            2003
                                             ----            ----
                                                (In thousands)

Commitments to extend credit              $ 27,629         $ 35,021
Standby letters of credit                       99              183
                                           -------          -------
                                          $ 27,728         $ 35,204
                                           =======          =======


RESULTS OF OPERATIONS

Net income for the three- and nine-month periods ended September 30, 2004 totaled $362,910, or $0.33 per diluted share, and $1,158,642, or $1.06 per diluted share, respectively, compared to $350,079, or $0.33 per diluted share and $882,418, or $0.83 per diluted share, in the same three- and nine-month periods of the preceding year. The following four items are significant when comparing the results of the three- and nine-month periods ended September 30, 2004 with those of the three- and nine-month periods ended September 30, 2003.

A. Net interest income, which is the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities, increased from $3,851,054 for the nine-month period ended September 30, 2003 to $4,458,228 for the same period one year later, representing an increase of $607,174, or 15.8 percent. This increase was attained primarily because of a $19.4 million increase in average earning assets, from $129.3 million for the nine-month period ended September 30, 2003 to $148.7 million for the nine-month period ended September 30, 2004.

B. The net interest yield, defined as net interest income divided by average interest-earning assets, decreased from 4.07 percent for the nine-month period ended September 30, 2003 to 4.00 percent for the nine-month period ended September 30, 2004. The yield on earning assets decreased to 5.58 percent for the first nine months of 2004 as compared to 5.81 percent for the first nine months of 2003. The cost of funds decreased to 1.94 percent in the first nine months of 2004 as compared to 2.10 percent in the first nine months of 2003. The following table shows pertinent information concerning both the yield on earning assets and the cost of funds for the nine-month period ended September 30, 2004.

                               Average Assets/      Interest      Yield/
                                Liabilities      Income/Expense    Cost
                                -----------      --------------    ----
Interest-Bearing Deposits      $    564,092        $      309      0.07%
Federal Funds Sold                1,490,303            21,498      1.92
Investment Securities
  Taxable                        20,583,115           648,662      4.20
  Nontaxable                      4,776,494           106,299      2.97
Other Securities                  1,349,624            46,720      4.62
Loans Held for Sale               1,498,379            78,178      6.96
Net Loans                       118,391,009         5,314,797      5.99
                                -----------         ---------      ----
                               $148,653,016        $6,216,463      5.58%
                                ===========         =========      ====

NOW and Money Market Accounts  $ 51,047,627        $  256,348      0.67%
Savings Deposits                  4,320,025            21,389      0.66
Time Deposits                    40,824,420           749,811      2.45
Federal Funds Purchased             876,263            15,482      2.36
Other Borrowings                 20,951,095           606,106      3.86
Trust Preferred Securities        3,093,000           109,099      4.70
                                -----------         ---------      ----
                               $121,112,430        $1,758,235      1.94%
                                ===========         =========      ====

Net Interest Income                                $4,458,228
                                                    =========

Net Yield on Earning Assets                                        4.00%
                                                                   ====

C. Total noninterest income increased from $1,216,683 for the nine-month period ended September 30, 2003 to $2,144,520 for the nine-month period ended September 30, 2004. As a percent of average assets, noninterest income increased from 1.10 percent for the nine-month period ended September 30, 2003 to 1.80 percent for the nine-month period ended September 30, 2004. In May 2004, the Bank sold air rights over its downtown parking lot for property to be used as a future branch site. This transaction resulted in a gain of $216,781. As a result of opening four retail mortgage offices, mortgage income increased to $813,313 for the nine-month period ended September 30, 2004 as compared to $146,329 during the same period in 2003. Service charges on deposits, rent and parking revenue and other fees also contributed to the increase in noninterest income.

D. For the nine-month period ended September 30, 2004, noninterest expenses totaled $4,590,545, representing an annualized 3.86 percent of average assets. By comparison, for the nine-month period ended September 30, 2003, operating expenses totaled $3,330,019 representing an annualized 3.19 percent of average assets. This increase in noninterest expenses is due to higher salaries and benefits, advertising and public relations, data processing, ATM, utilities and maintenance and other expenses associated with the opening of the four retail mortgage offices.

During the nine-month period ended September 30, 2004, the allowance for loan losses decreased by $48,971 to $1,546,050. The allowance for loan losses as a percentage of gross loans decreased from 1.43 percent at December 31, 2003 to
1.16 percent at September 30, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The following table presents the Bank's loan loss experience on all loans for the nine months ended September 30, 2004 and 2003:

                                                  ($ in Thousands)
                                                  ----------------
                                                   2004       2003
                                                   ----       ----
Allowance for Loan Losses, January 1              $1,595     $1,507
                                                   -----      -----

Charge-Offs
  Commercial, Financial and Agricultural             106        105
  Real-Estate - Mortgage                             177         40
  Consumer                                           217          5
                                                   -----      -----
                                                     500        150
                                                   -----      -----

Recoveries
  Commercial, Financial and Agricultural               1          7
  Real-Estate - Mortgage                              17          6
  Consumer                                            43         --
                                                   -----      -----
                                                      61         13
                                                   -----      -----

Net Charge-Offs                                      439        137
                                                   -----      -----

Provision for Loan Losses                            390        261
                                                   -----      -----

Allowance for Loan Losses, September 30           $1,546     $1,631
                                                   =====      =====

Ratio of Net Charge-Offs to Average Loans           0.36%      0.14%
                                                   =====      =====

The Bank is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Bank's liquidity, capital resources, or results of operations.



ITEM 3 - CONTROLS AND PROCEDURES

Management has developed and implemented a policy with accompanying procedures for reviewing disclosure controls, disclosure procedures and internal controls over financial reporting on a quarterly basis. Management, including the principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2004 and, based on their evaluation, the Company's principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART 2  OTHER INFORMATION

ITEM 6 - EXHIBITS

The following exhibits are filed with this Report:

      Exhibit No.     Description
      -----------     -----------

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

                                        RIVOLI BANCORP, INC.
                                        (Registrant)

                                        Date:  November 15, 2004

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