Form 10KSB
period 2004-12-31
RIVOLI BANCORP INC
filed 2005-03-31
CIK 1160861

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20429
                              ______________________

                                    FORM 10-KSB
                              ______________________

                    Annual Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                      For the Fiscal Year Ended December 31, 2004
                   ________________________________________________

                             Commission File No. 0-49691

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

         Securities Registered Pursuant         Securities Registered Pursuant
                 to Section 12(b)                      to Section 12(g)
                of the Securities                     of the Securities
               Exchange Act of 1934:                 Exchange Act of 1934:
                     None                        Common Stock, $1.00 Par Value
________________________________________________________________________________

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the fiscal year ended December 31, 2004: $11,963,944

The aggregate market value of the common stock of the Issuer held by nonaffiliates of the Issuer (562,528 shares) on March 25, 2005, was $11,250,560. As of such date, no organized trading market existed for the common stock of the Issuer. The aggregate market value was computed by reference to recent sales of the common stock of the Issuer, the sales prices for which were reported by transaction participants to Issuer. For the purposes of this response, directors, officers and holders of 5 percent or more of the Issuer's common stock are considered the affiliates of the Issuer.

The number of shares outstanding of the Issuer's common stock, as of March 21, 2005: 1,015,522 shares of $1.00 par value common stock.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's definitive proxy statement to be delivered to stockholders in connection with its 2005 Annual Meeting of Stockholders are incorporated by reference in response to Items 9, 10, 11, 12 and 14 of this report.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                        ----

            SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                                REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2005 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

In November 2004, the Bank purchased 1.615 acres at 1551 Bass Road in north Macon. Plans include the construction of a 7,250 square foot full-service bank branch with two drive-through lanes and an ATM. Completion of the project is expected by first quarter of 2006. In the third quarter of 2004, the Bank opened a loan production office in Griffin, Georgia. In January 2005, the Bank purchased .514 acres in Griffin. Plans included moving the LPO into a modular unit on the lot after regulatory approval is granted by the State. The Bank also operates four retail mortgage offices to compete directly with other mortgage lenders in the middle Georgia area. The four retail mortgage offices are located on Houston Lake Road in Warner Robins, Georgia, 101 Courthouse Square in Butler, Georgia, 160 Bastile Way, in Fayetteville, Georgia, and 1515 Bass Road in north Macon.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following is a presentation of the average balance sheet of the Bank for the years ended December 31, 2004, 2003 and 2002. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:

                                          Year Ended December 31,
                                   ----------------------------------------
                                         2004          2003          2002
                                         ----          ----          ----
AVERAGE CONSOLIDATED ASSETS

Cash and Due from Banks            $  4,475,001  $  4,128,918  $  3,847,766
                                   ------------  ------------  ------------
Interest-Bearing Deposits               692,918     1,240,701       800,624
Investment Securities
  Taxable                            20,114,474    23,063,415    19,948,397
  Nontaxable                          4,810,863     3,371,253     1,441,629
Other Securities                      1,395,537     1,140,522       666,556
Federal Funds Sold                    2,672,664     1,618,380     2,655,258
Loans Held for Sale                   2,505,238       -  -          -  -
Net Loans                           123,240,269   101,347,431    89,352,348
                                   ------------  ------------  ------------
Total Interest-Earning Assets       155,431,963   131,781,702   114,864,812
                                   ------------  ------------  ------------
Other Assets                          6,140,884     5,437,521     5,267,458
                                   ------------  ------------  ------------
Total Assets                       $166,047,848  $141,348,141  $123,980,036
                                   ============  ============  ============

AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-Bearing Deposits       $ 26,106,482  $ 21,392,881  $ 18,067,917
NOW and Money Market Deposits        53,074,912    53,454,675    50,793,417
Savings Deposits                      4,459,530     2,418,299     1,430,683
Time Deposits                        44,210,717    31,194,630    32,070,457
Federal Funds Purchased                 709,243       469,085       183,581
Subordinated Debt                     3,093,000     3,093,000       516,912
Other Borrowings                     21,822,416    17,582,192    10,464,591
Other Liabilities                     1,321,356     1,495,894     1,245,575
                                   ------------  ------------  ------------
Total Liabilities                   154,797,656   131,100,656   114,773,133

Stockholders' Equity                 11,250,192    10,247,485     9,206,903
                                   ------------  ------------  ------------
Total Liabilities
 and Stockholders' Equity          $166,047,848  $141,348,141  $123,980,036
                                   ============  ============  ============

The following is a presentation of an analysis of the net interest earnings of the Bank for the periods indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                           Year Ended December 31, 2004
                                      -------------------------------------
                                         Average     Interest     Average
                                         Amount     Earned/Paid  Yield/Rate
                                         -------    -----------  ----------
                    ASSETS

Interest-Bearing Deposits             $    692,918   $    1,543    0.22%
Federal Funds Sold                       2,672,664       61,832    2.31
Investment Securities
  Taxable                               20,114,474      847,826    4.22
  Nontaxable (1)                         4,810,863      142,461    4.49
Other Securities                         1,395,537       58,512    4.19
Loans Held for Sale                      2,505,238      155,042    6.19
Net Loans(2)(3)                        123,240,269    7,559,371    6.13
                                      ------------   ----------    ----
     Total Earning Assets             $155,431,963   $8,826,587    5.73%
                                      ============   ==========    ====

                  LIABILITIES

NOW and Money Market Accounts         $ 53,074,912   $  422,180    0.80%
Savings Deposits                         4,459,530       31,102    0.70
Time Deposits                           44,210,717    1,099,266    2.49
Federal Funds Purchased                    709,243       18,448    2.60
Other Borrowings                        21,822,416      828,367    3.80
Subordinated Debt                        3,093,000      149,896    4.85
                                      ------------   ----------    ----
     Total Interest-Bearing
     Liabilities                      $127,369,818   $2,549,259    2.00%
                                      ============   ==========    ====

Net Yield on Earning Assets                                        4.04%
                                                                   ====

                                           Year Ended December 31, 2003
                                      -------------------------------------
                                         Average     Interest     Average
                                         Amount     Earned/Paid  Yield/Rate
                                         -------    -----------  ----------
                    ASSETS

Interest-Bearing Deposits             $  1,240,701   $      286    0.02%
Federal Funds Sold                       1,618,380       34,361    2.12
Investment Securities
  Taxable                               23,063,415      994,720    4.31
  Nontaxable (1)                         3,371,253      102,557    4.61
Other Securities                         1,140,522       51,508    4.52
Net Loans(4)(5)                        101,347,431    6,460,827    6.37
                                      ------------   ----------    ----
     Total Earning Assets             $131,781,702   $7,644,259    5.84%
                                      ============   ==========    ====

                  LIABILITIES

NOW and Money Market Accounts         $ 53,454,675   $  238,863    0.45%
Savings Deposits                         2,418,299       11,883    0.49
Time Deposits                           31,194,630    1,087,377    3.49
Federal Funds Purchased                    469,085       11,191    2.39
Other Borrowings                        17,582,192      724,050    4.12
Subordinated Debt                        3,093,000      149,689    4.84
                                      ------------   ----------    ----
     Total Interest-Bearing
     Liabilities                      $108,211,881   $2,223,053    2.05%
                                      ============   ==========    ====

Net Yield on Earning Assets                                        4.11%
                                                                   ====

                                           Year Ended December 31, 2002
                                      -------------------------------------
                                         Average     Interest     Average
                                         Amount     Earned/Paid  Yield/Rate
                                         -------    -----------  ----------
                    Assets
                    ------
Interest-bearing deposits             $    800,624   $    8,348    1.04%
Federal funds sold                       2,655,258       50,611    1.91
Investment securities
  Taxable                               19,948,397    1,120,160    5.62
  Nontaxable (1)                         1,441,629       48,489    5.10
Other securities                           666,556       31,070    4.66
Net loans(6)(7)                         89,352,348    6,365,515    7.12
                                      ------------   ----------    ----
     Total earning assets             $114,864,812   $7,624,193    6.66
                                      ============   ==========    ----

                  Liabilities
                  -----------
NOW and money market deposits         $ 50,793,417   $  709,144    1.40
Savings deposits                         1,430,683       16,123    1.13
Time deposits                           32,070,457    1,264,492    3.94
Federal funds purchased                    183,581        2,869    1.56
Other borrowings                        10,464,591      551,755    5.27
Subordinated debt                          516,912       27,668    5.35
                                      ------------   ----------    ----
     Total interest-bearing
     liabilities                      $ 95,459,641   $2,572,051    2.69
                                      ============   ==========    ----

Net yield on earning assets                                        4.40%
                                                                   ====
___________________

(1) Average yield on nontaxable securities is tax-equivalent.

(2) At December 31, 2004, three loans with an aggregate principal balance of $139,427 were on nonaccrual status.

(3) Interest earned on net loans includes $688,627 in loan fees and loan service fees.

(4) At December 31, 2003, three loans with an aggregate principal balance of $97,369 were on nonaccrual status.

(5) Interest earned on net loans includes $546,501 in loan fees and loan service fees.

(6) At December 31, 2002, five loans with an aggregate principal balance of $203,755 were on nonaccrual status.

(7) Interest earned on net loans includes $493,166 in loan fees and loan service fees.

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

                            2004 COMPARED TO 2003      2003 COMPARED TO 2002
                          ------------------------   ------------------------
                                     Increase (Decrease) Due to (a):
                                              (In Thousands)

                           Volume    Rate    Total     Volume    Rate    Total
                           ------    ----    -----     ------    ----    -----
INTEREST EARNED ON
 Interest-Bearing Deposits $   (1)  $   2   $    1     $  --    $  (8)  $   (8)
 Federal Funds Sold            24       3       27        (22)      6      (16)
 Investment Securities
   Taxable                   (124)    (23)    (147)       134    (259)    (125)
   Nontaxable                  64     (24)      40         89     (35)      54
 Other Securities              11      (4)       7         21      (1)      20
 Loans Held for Sale          155     --       155        --      --       --
 Net Loans                  1,343    (120)   1,223        765    (670)      95
                           ------   -----   ------     ------   -----   ------
Total Interest Income       1,472    (166)   1,306        987    (967)      20
                           ------   -----   ------     ------   -----   ------

INTEREST PAID ON
  NOW and
   Money Market Accounts       (2)    185      183         12    (482)    (470)
  Savings Deposits             10       9       19          5      (9)      (4)
  Time Deposits               454    (442)      12        (31)   (146)    (177)
  Federal Funds Purchased       6       2        8          7       1        8
  Other Borrowings            207    (103)     104        681    (509)     172
  Subordinated Debt           --      --       --         125      (3)     122
                           ------   -----   ------     ------   -----   ------
Total Interest Expense        675    (349)     326        799  (1,148)    (349)
                           ------   -----   ------     ------   -----   ------

Net Interest Income        $  797   $ 183   $  980     $  188   $ 181   $  369
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

The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                          Year Ended         Year Ended         Year Ended
                      December 31, 2004  December 31, 2003  December 31, 2002
                      -----------------  -----------------  -----------------
                      Average  Average   Average  Average    Average  Average
Deposit Category      Amount  Rate Paid  Amount  Rate Paid   Amount  Rate Paid
----------------      ------  ---------   ------  ---------  ------  ---------
                                           (Dollars in thousands)
Noninterest-Bearing
 Demand Deposits      $26,106     N/A    $21,393     N/A    $18,068     N/A
NOW and Money
 Market Deposits       53,075    0.80%    53,455    0.45%    50,793    1.40%
Savings Deposits        4,460    0.70      2,418    0.49      1,431    1.13
Time Deposits          44,211    2.49     31,195    3.49     32,070    3.94

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31:

               Maturity                         2004              2003
               --------                         ----              ----
           3 Months or Less                 $ 7,570,209       $ 2,287,695
           3-6 Months                         6,987,598         2,563,508
           6-12 Months.                      11,939,495         4,380,187
           Over 12 Months                     8,056,775         7,096,698
                                            -----------       -----------
                                            $34,554,077       $16,328,088
                                            ===========       ===========

LOAN PORTFOLIO

The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2004, the Bank had a secured legal lending limit of up to $2.9 million to any one person.

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

The following table presents various categories of loans contained in the Bank's loan portfolio at December 31:

                                            As of December 31,
                           ------------------------------------------------
   Type of Loan               2004      2003      2002      2001      2000
   ------------               ----      ----      ----      ----      ----
                                              (In thousands)
Commercial, financial
 and agricultural          $ 68,598  $ 59,134  $ 52,628  $ 39,818  $ 40,029
Real Estate - construction   20,688    13,815    15,382    15,387    10,819
Real Estate - mortgage       30,236    19,043    15,330    22,238    15,395
Installment and other
 loans to individuals        21,981    19,189    15,779     8,522     7,688
Other                         1,003       266       119     - -       - -
                            -------   -------   -------   -------   -------
Subtotal                    142,506   111,447    99,238    85,965    73,931
Less:  Unearned income          (10)    - -       - -       - -       - -
Less:  Allowance
       for possible
       loan losses           (1,660)   (1,595)   (1,507)   (1,305)     (971)
                            -------   -------   -------   -------   -------
Total (net of allowances)  $140,836  $109,852  $ 97,731  $ 84,660  $ 72,960
                            =======   =======   =======   =======   =======

     The following is a presentation of an analysis of maturities of loans as of December 31, 2004:

                                            Due After
                                Due in 1      1 to      Due After
Type of Loan                  Year or Less   5 Years     5 Years      Total
------------                  ------------   -------     -------      -----
                                                (In thousands)
Commercial, Financial
 And Agricultural                $30,620     $34,676     $ 3,301     $68,597
Real Estate-Construction           9,235      10,458         996      20,689
                                 -------     -------     -------     -------
   Total                         $39,855     $45,134     $ 4,297     $89,286
                                 =======     =======     =======     =======

For the aforementioned loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2004:

                                            Due After
                                Due in 1      1 to      Due After
Interest Category             Year or Less   5 Years     5 Years      Total
-----------------             ------------   -------     -------      -----
                                                (In thousands)
Predetermined Interest Rate      $ 3,380     $22,515     $ 5,036     $30,931
Floating Interest Rate            58,355        --          --        58,355
                                 -------     -------     -------     -------
                                 $61,735     $22,515     $ 5,036     $89,286
                                 =======     =======     =======     =======

As of December 31, 2004 and 2003, loans with principal balances of $139,427 and $97,369 respectively, were on nonaccrual status. At December 31, 2004 and 2003, loans with principal balances of $19,907 and $13,000 respectively, were contractually past due 90 days or more as to principal and interest payments and still accruing interest. No loans at December 31, 2004 or 2003 met the definition of "troubled-debt restructurings." The Bank considers impaired loans to include all restructured loans, loans on which the accrual of interest has been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indications of potential credit weakness. The Bank's recorded investment in impaired loans totaled $2,815,427 and $1,629,557 at December 31, 2004, and 2003,
respectively. These loans had related allowances for loan losses of $445,764 and $249,050 at December 31, 2004 and 2003.

As of December 31, 2004 and 2003, there were no loans not disclosed above that were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources; or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. Average nonaccruing loans totaled $335,981 and $150,562 during 2004 and 2003 respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

                                          Year Ended December 31,
                                 ------------------------------------------
                                  2004     2003     2002     2001     2000
                                  ----     ----     ----     ----     ----
                                             (Dollars in thousands)
Balance at beginning of period   $1,595   $1,507   $1,305   $  970   $  692
Charge-offs:
   Installments and
    other loans to individuals     (260)     (41)     (22)     (21)     (29)
   Commercial loans                (199)     (15)    (172)     (65)     (64)
   Real estate - mortgage          (177)    (130)     --       --       --
   Real estate - construction       --       --       --       --       --
                                  -----    -----    -----    -----    -----
                                   (636)    (186)    (194)     (86)     (93)
                                  -----    -----    -----    -----    -----
Recoveries:
   Installments and
    other loans to individuals       53      --        22       12        4
   Commercial loans                   1      --        10       24        3
   Real estate - mortgage            17       13      --       --       --
   Real estate - construction       --       --       --       --       --
   Lease financing                  --       --       --       --       --
                                  -----    -----    -----    -----    -----
                                     71       13       32       36        7
                                  -----    -----    -----    -----    -----

Net charge-offs                    (565)    (173)    (162)     (50)     (86)
Additions charged to operations     630      261      364      385      365
                                  -----    -----    -----    -----    -----
Balance at end of period         $1,660   $1,595   $1,507   $1,305   $  971
                                  =====    =====    =====    =====    =====

  Ratio of net charge-offs during
   the period to average loans
   outstanding during the period   .45%     .17%     .18%     .06%     .16%
                                   ====     ====     ====     ====     ====

     At December 31, of each of the last five years the allowance was allocated as follows:

                                                                  At December 31,
                            --------------------------------------------------------------------------------------------
                                 2004               2003              2002                2001               2000
                            ----------------   ----------------   ----------------   ----------------   ----------------
                                    Percent            Percent            Percent            Percent            Percent
                                    of loans           of loans           of loans           of loans           of loans
                                    in each            in each            in each            in each            in each
                                    category           category           category           category           category
                                    to total           to total           to total           to total           to total
                            Amount   loans     Amount   loans     Amount   loans     Amount   loans     Amount   loans
                            ------  --------   ------  --------   ------  --------   ------  --------   ------  --------
                                                (Dollars in thousands)
Commercial, Financial
 and Agricultural           $  799    48.1%    $  846    53.1%    $  799    53.0%    $  610    46.3%    $  563    54.1%
Real Estate - Construction     241    14.5%       198    12.4%       233    15.5%       310    17.9%       157    14.6%
Real Estate - Mortgage         352    21.3%       272    17.1%       233    15.5%       190    25.9%       125    20.8%
Installment and Other
 Loans to Individuals          256    15.4%       275    17.2%       240    15.9%       155     9.9%       121    10.5%
Unallocated                     12     0.7%         4     0.2%         2      .1%        40     N/A          5     N/A
                             -----   -----      -----   -----      -----   -----      -----   -----      -----   -----
Total                       $1,660   100.0%    $1,595   100.0%    $1,507   100.0%    $1,305   100.0%    $  971   100.0%
                             =====   =====      =====   =====      =====   =====      =====   =====      =====   =====

LOAN LOSS RESERVE

As of December 31, 2004, commercial loans, including commercial real estate loans and agricultural loans, constituted 48.1 percent of outstanding loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, 96 percent of these commercial loans at December 31, 2004 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

Real estate mortgages and construction loans constituted 35.8 percent of outstanding loans at December 31, 2004. All loans in this category represent real estate mortgages, commercial mortgages, or construction loans where the amount if the original loan does not generally exceed 85 percent of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

The Bank's consumer loan portfolio, which constituted 15.4 percent of outstanding loans at December 31, 2004, is also well secured. At December 31, 2004, the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

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

INVESTMENTS

As of December 31, 2004, investment securities comprised approximately 11.2 percent of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and obligations issued by counties and municipalities. In addition, the Bank enters into federal funds transactions with its principal correspondent banks and acts as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.

The following table presents, at the dates indicated, the carrying value of the Bank's investments. All securities held at December 31, 2004, 2003 and 2002 were categorized as available for sale.

     Investments Available for Sale:      2004          2003          2002
     ------------------------------       ----          ----          ----
     Obligations of U.S. Agencies     $ 5,760,600   $10,810,324   $ 9,096,565
     Mortgage pools                    12,302,059    14,154,447    10,694,614
     Municipal Securities               4,885,230     4,709,141     1,768,246
     Corporate Bonds                      500,000       500,000        -  -
                                      -----------   -----------   -----------
                                      $23,447,889   $30,173,912   $21,559,425
                                      ===========   ===========   ===========

RETURN ON EQUITY AND ASSETS

Returns on average assets and average equity for the periods indicated are as follows:

                                                             Weighted
                                                             Average
                                                Amount       Yield (1)
                                                ------       ---------
                                               (Dollars in thousands)
Investments Available for Sale
------------------------------
OBLIGATIONS OF U.S. AGENCIES
  Within 1 Year                               $ 4,268          5.05%
  1 to 5 Years                                  1,493          3.92
                                              -------          ----
                                                5,761          4.76
                                              -------          ----

MORTGAGE POOLS
  1 to 5 Years                                  1,133          3.11
  5 to 10 Years                                 3,102          3.36
  More than 10 Years                            8,068          4.40
                                              -------          ----
                                               12,303          4.02
                                              -------          ----

MUNICIPAL SECURITIES(1)
  1 to 5 Years                                    926          4.30
  5 to 10 Years                                 2,137          3.61
  More than 10 Years                            1,820          5.59
                                              -------          ----
                                                4,883          4.48
                                              -------          ----

CORPORATE BONDS
  5 to 10 Years                                   500          6.25
                                              -------          ----

TOTAL SECURITIES
  Within 1 Year                                 6,327          4.59
  1 to 5 Years                                  3,630          3.74
  5 to 10 Years                                 5,422          4.37
  More than 10 Years                            8,068          4.40
                                              -------          ----
                                              $23,447          4.34%
                                              =======          ====
______________________________

(1)  The average yield on municipal securities is tax-equivalent.

RETURN ON EQUITY AND ASSETS

Returns on average assets and average equity for the periods indicated are as follows:

                                              Year Ended December 31,
                                        ---------------------------------
                                         2004   2003   2002   2001   2000
                                         ----   ----   ----   ----   ----
Return on Average Assets                 .91%   1.0%   .90%   .70%   .42%
Return on Average Equity                 13.4   13.7   12.5   10.0    4.7
Average Equity to Average Assets Ratio    6.8    7.3    7.4    7.0    8.9
Dividend Payout Ratio                     --     --     --     --     --

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

The Bank's asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's board of directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings. As of December 31, 2004, federal funds and investment securities comprised approximately 20.5 percent of the Bank's assets. Net loans comprised approximately 67.5 percent and loans held for sale approximately 3.0 percent of the Bank's total assets.

EMPLOYEES

As of March 25, 2005, the Bank had 83 full-time employees. The Bank plans to hire additional persons as needed, including additional tellers and financial service representatives. All employees of the Company are also employees of the Bank and receive all compensation from the Bank.

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

The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. At December 31, 2004, the Bank had $5,312,560 in outstanding participations sold to other financial institutions. Management of the Bank has established correspondent relationships with the Bankers Bank, Atlanta, Georgia; Compass Bank, Birmingham, Alabama; and Nexity Bank, Birmingham, Alabama. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondent in noninterest-bearing accounts.

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

SUPERVISION AND REGULATION

The following discussion sets forth some of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides some specific information relative to the Company. The regulatory framework is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

THE COMPANY

General

As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the "BHC Act"), as well as other federal and state laws governing the banking business. The Federal Reserve Board is the primary regulator of the Company, and supervises the Company's activities on a continual basis. The Bank is also subject to regulation and supervision by various regulatory authorities, including the Federal Reserve Board, the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation (the "FDIC").

Bank Holding Company Regulation

In general, the BHC Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve Board's approval before they:

     * acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5 percent of the voting shares of such bank;
     *  merge or consolidate with another bank holding company; or
     *  acquire substantially all of the assets of any additional banks.

Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. With certain exceptions, the BHC Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

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

Financial Services Modernization

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"), enacted on November 12, 1999, amended the BHC Act and,

     * allows bank holding companies that qualify as "financial holding companies" to engage in a substantially broader range of non-banking activities than was permissible under prior law;
     * allows insurers and other financial services companies to acquire banks;
     * allows national banks, and some state banks, either directly or through operating subsidiaries, to engage in certain non-banking financial activities;
     * removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and
     * establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

If the Company, which has not obtained qualification as a "financial holding company," were to do so in the future, the Company would be eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act, provided that if any of the Company's banking subsidiaries were to cease to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board could, among other things, place limitations on the Company's ability to conduct these broader financial activities or, if the deficiencies persisted, require the Company to divest the banking subsidiary. In addition, if the Company were to be qualified as a financial holding company and any of its banking subsidiaries were to receive a rating of less than satisfactory under the Community Reinvestment Act of 1977 (the "CRA"), the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The broader range of activities that financial holding companies are eligible to engage in includes those that are determined to be "financial in nature", including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies.

Transactions With Affiliates

The Company and the Bank are deemed to be affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate. It also requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Tie-In Arrangements

The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either the Company or the Bank, or an agreement by the customer to refrain from obtaining other services from a competitor. The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

Source Of Strength

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when, absent that Federal Reserve Board policy, the Company may not find itself able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Subsidiary Dividends

The Company is a legal entity separate and distinct from the Bank. A major portion of the Company's revenues results from amounts paid as dividends to the Company by the Bank. The Georgia Department of Banking and Finance's approval must be obtained before the Bank may pay cash dividends out of retained earnings if (i) the total classified assets at the most recent examination of the Bank exceeded 80 percent of the equity capital, (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50 percent of the net profits, after taxes but before dividends for the previous calendar year, or (iii) the ratio of equity capital to adjusted assets is less than 6 percent.

In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

State Law Restrictions

As a Georgia business corporation, the Company may be subject to certain limitations and restrictions under applicable Georgia corporate law.

THE BANK

General

The Bank, as a Georgia state-chartered bank, is subject to regulation and examination by the State of Georgia Department of Banking and Finance, as well as the FDIC. Georgia state laws regulate, among other things, the scope of the Bank's business, its investments, its payment of dividends to the Company, its required legal reserves and the nature, lending limit, maximum interest charged and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated by Georgia to protect depositors and not to protect shareholders of the Company or the Bank.

Community Reinvestment Act

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

Federal Deposit Insurance Corporation Improvement Act

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The IBBEA requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. The IBBEA also prohibits the interstate acquisition of a bank if, as a result, the bank holding company would control more than ten percent of the total United States insured depository deposits or more than thirty percent, or the applicable state law limit, of deposits in the acquired bank's state. Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Georgia has "opted in" to the IBBEA and allows in-state banks to merge with out-of-state banks subject to certain requirements. Georgia law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Georgia financial institution that has been in existence for at least 3 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Georgia may not establish de novo branches in Georgia.

Deposit Insurance

The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through a fund administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

CAPITAL ADEQUACY

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and Federal Reserve Board use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve Board has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

The FDIC and Federal Reserve Board also employ a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company or bank may leverage its equity capital base. A minimum leverage ratio of 3 percent is required for the most highly rated bank holding companies and banks. Other bank holding companies, banks and bank holding companies seeking to expand, however, are required to maintain minimum leverage ratios of at least
4 percent to 5 percent.

The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC and the Federal Reserve Board, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.

OTHER LAWS AND REGULATIONS

International Money Laundering Abatement and Anti-Terrorist Financing Act of
2001

On October 26, 2001, the USA PATRIOT Act was enacted. It includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the "IMLAFA") and strong measures to prevent, detect and prosecute terrorism and international money laundering. As required by the IMLAFA, the federal banking agencies, in cooperation with the U.S. Treasury Department, established rules that generally apply to insured depository institutions and U.S. branches and agencies of foreign banks.

Among other things, the new rules require that financial institutions implement reasonable procedures to (1) verify the identity of any person opening an account; (2) maintain records of the information used to verify the person's identity; and (3) determine whether the person appears on any list of known or suspected terrorists or terrorist organizations. The rules also prohibit banks from establishing correspondent accounts with foreign shell banks with no physical presence and encourage cooperation among financial institutions, their regulators and law enforcement to share information regarding individuals, entities and organizations engaged in terrorist acts or
money laundering activities.   The rules also limit a financial institution's
liability for submitting a report of suspicious activity and for voluntarily disclosing a possible violation of law to law enforcement.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the "SOA") was enacted to address corporate and accounting fraud. It established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the "SEC"); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by certain public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one "audit committee financial expert."

The SOA requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, it (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company's financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund "blackout periods"; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

Privacy

Under the Modernization Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the Modernization Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

Future Legislation

Changes to federal and state laws and regulations can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company's operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the Company's financial condition or results of operation.

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

The Mulberry Street office is located in downtown Macon in a three-story building, with the banking area of approximately 9,000 square feet located in the first floor lobby. The second and third floors consist of approximately 9,000 square feet and 6,000 square feet, respectively. The Bank utilizes approximately 6,000 square feet of space in the basement of the building as an operations center. Adjacent to the building is a parking lot with approximately 100 spaces that the Bank owns. Several of these spaces are rented to individuals and local businesses for downtown parking on a monthly basis. The building has eight teller stations and an attached drive-up station. A remote drive-up facility is available with the ability to service an additional two lanes. The banking platform consists of the customer service positions and three offices for lending functions.

The Bank also owns 1.615 acres at 1515 Bass Road in Macon, Georgia and .514 acres in Griffin, Georgia. Construction of a permanent facility began in March of 2005 at the Bass Road location. The completion of a 7,250 square foot full-service bank is scheduled for the first quarter of 2006. The Bank is currently seeking regulatory approval from the Department of Banking and Finance to place a branch at the Griffin location. Once approval is granted, the Bank will operate out of a modular building until a permanent facility is constructed in 2006.

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

Item 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2004 to a vote of security holders of the Company .

PART II
Item 5
MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTER AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

During the period covered by this report and to date, there has been no established public trading market for the Company's common stock.

The information relating to equity compensation plans contained in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

HOLDERS OF COMMON STOCK

As of March 21, 2005, the Company had 661 stockholders of record.

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

RESULTS OF OPERATIONS

For the years ended December 31, 2004 and 2003, net income totaled $1,502,915 and $1,406,405, respectively. For the years ended December 31, 2004 and 2003, basic income per share totaled $1.51 and $1.40, respectively, and diluted income per share totaled $1.41 and $1.33, respectively. The significant increase in the Bank's earnings for 2004 compared to 2003 is primarily due to the following:

     * Average earning assets increased from $131.8 million at December 31, 2003 to $155.4 million at December 31, 2004, representing an increase of $23.6 million, or 17.9 percent. Below are the various components of average earning assets for the periods indicated:

                                                 Year Ended December 31,
                                                 -----------------------
                                                   2004             2003
                                                   ----             ----
                                                     (In Thousands)

          Interest-Bearing Deposits              $    693         $  1,241
          Federal Funds Sold                        2,673            1,618
          Investment Securities                    24,925           26,435
          Other Securities                          1,396            1,141
          Loans Held for Sale                       2,505             --
          Net Loans                               123,240          101,347
                                                  -------          -------
          Total Earning Assets                   $155,432         $131,782
                                                  =======          =======

     * Primarily as a consequence of the increase in earning assets, net interest income increased from $5,296,892 for the year ended December 31, 2003 to $6,277,329 for the year ended December 31, 2004.

Below are the various components of interest income and expense, as well as their yield/costs for the periods indicated:

                                          Year Ended          Year Ended
                                       December 31, 2004   December 31, 2003
                                       -----------------   -----------------
                                       Interest            Interest
                                       Income/     Yield/  Income/     Yield/
                                       Expense     Cost    Expense     Cost
                                       --------    -----   --------    -----
                                               (Dollars in thousands)
INTEREST INCOME
Interest-Bearing Deposits              $    2      0.22%   $ --        0.02%
Federal Funds Sold                         62      2.31        34      2.12
Investments Securities                    990      4.27     1,097      4.35
Other Securities                           59      4.19        52      4.52
Loans Held for Sale                       155      6.19      --         --
Loans, Net                              7,559      6.13     6,337      6.25
                                       ------      ----    ------      ----
                                       $8,827      5.73    $7,520      5.75
                                       ------      ----    ------      ----

INTEREST EXPENSE
NOW  And Money Market Deposits         $  422      0.80    $  239      0.45
Savings Deposits                           31      0.70        12      0.49
Time Deposits                           1,099      2.49     1,087      3.49
Federal Funds Purchased                    18      2.60        11      2.39
Other Borrowings                          829      3.80       724      4.12
Subordinated Debt                         150      4.84       150      4.84
                                       ------      ----    ------      ----
                                       $2,549      2.00    $2,223      2.05
                                       ------      ----    ------      ----

NET INTEREST INCOME                    $6,277              $5,297
                                       ======              ======

NET YIELD ON EARNING ASSETS                        4.04%               4.02%
                                                   ====                ====

     * Noninterest income increased 94.6 percent from $1,612,348 during 2003 to $3,137,357 during 2004. This increase was due primarily to an increase in mortgage income resulting from the expansion of this department. Noninterest income increased as a percentage of average assets from 1.14 percent during 2003 to 1.89 percent during 2004.

     * Noninterest expense increased 50.5 percent, from $4,429,000 during 2003 to $6,666,314 during 2004. This increase in noninterest expense was primarily due to an increase in salaries and employee benefits resulting from the expansion of the mortgage department. Noninterest expense increased as a percentage of average assets from 3.15 percent during 2003 to 4.01 percent during 2004.

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

The Bank's net interest income for 2004 was $6,227,329 as compared to $5,296,892 for 2003. Average yield on earning assets was 5.73 percent and
5.75 percent for the years ended December 31, 2004 and 2003, respectively.
The average cost of funds for 2004 declined to 2.00 percent from the 2003 cost of 2.05 percent. Net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yield for the years ended December 31, 2004 and 2003 totaled 4.04 percent and 4.02 percent, respectively. Net interest income for 2004 as compared to 2003 increased by $980,437, primarily due to the increase in average earning assets from $131,781,702 in 2003 to $155,431,963 in 2004.

Noninterest Income

Noninterest income for the years ended December 31, 2004 and 2003 totaled $3,137,357 and $1,612,348, respectively. The $1,525,009 increase is primarily due to an increase in mortgage income resulting from the expansion of this department. As a percentage of average assets, noninterest income increased from 1.14 percent in 2003 to 1.89 percent in 2004.

The following table summarizes the major components of noninterest income for the periods indicated:

                                                 Year ended December 31,
                                                 -----------------------
                                                   2004           2003
                                                   ----           ----
Gain On Sale Of Securities                      $   32,745    $  144,436
Mortgage Income                                  1,413,730       189,827
Service Fees On Deposit Accounts                   989,070       855,059
Rental Income                                      234,533       271,674
ATM Income                                         125,206       111,147
Gain (Loss) on Sale of Premises and Equipment      216,961       (27,896)
Other                                              125,112        68,101
                                                ----------    -----------
                                                $3,137,357    $1,612,348
                                                ==========    ==========

Noninterest Expense

Noninterest expense increased from $4,429,000 in 2003 to $6,666,314 in 2004. As a percentage of total average assets, noninterest expense increased from
3.13 percent in 2003 to 4.01 percent in 2004. Below are the components of noninterest expense for 2004 and 2003.

                                               Year ended December 31,
                                               -----------------------
                                                  2004         2003
                                                  ----         ----
Salaries And Other Personnel Benefits          $3,577,977   $2,160,885
Data Processing Charges                           591,983      523,774
Professional Fees                                 324,032      271,404
Postage And Telephone                             127,421      105,035
Supplies And Printing                             157,714       78,435
Taxes And Insurance                               163,635      142,491
Advertising And Public Relations                  380,487      262,866
Depreciation And Amortization                     270,670      215,020
Utilities And Maintenance                         522,566      253,086
Other                                             549,829      416,004
                                               ----------   ----------
                                               $6,666,314   $4,429,000
                                               ==========   ==========

Provision for Loan Losses

During 2004, the allowance for loan losses increased from $1,595,021 to $1,659,582. The allowance for loan losses as a percentage of gross loans was
1.16 and 1.43 percent at December 31, 2004 and December 31, 2003, respectively. As of December 31, 2004, management considers the allowance for loan losses to be adequate to absorb anticipated future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations and other commitments to make future payments as of December 31, 2004. Payments for borrowings do not include interest. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

                                         Payments Due by Period
                         ----------------------------------------------------
                                                 3 Years
                                     More Than 1    or
                            1 Year    Year But   More But     5 or
                              Or      Less Than  Less Than    More
                             Less      3 Years    5 Years     Years      Total
                            -------  -----------  --------  ---------    -----
                                            (In Thousands)
  Deposits with
   Stated Maturity Dates   $ 42,063    $13,765    $  278    $   -     $ 56,106
  Subordinated Debt            -          -         -         3,093      3,093
  Other Borrowings            1,035     13,000     2,000     10,000     26,035
                            -------     ------     -----     ------    -------
                             43,098     26,765     2,278     13,093     85,234
                            -------     ------     -----     ------    -------
Other Commitments
  Loan Commitments           30,787       -         -          -        30,787
  Standby Letters of Credit   1,131       -         -          -         1,131
                            -------     ------     -----     ------    -------
                             31,918       -         -          -        31,918
                            -------     ------     -----     ------    -------
Total Contractual
  Obligations and
  Other Commitments        $ 75,016    $26,765    $2,278    $13,093   $117,152
                            =======     ======     =====     ======    =======

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

Loan Commitments

The Bank enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Bank's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Bank minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at December 31, 2004 are included in the preceding table.

Standby and Performance Letters of Credit

Letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. The Bank's policies generally require that standby and performance letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby and performance letters of credit outstanding at December 31, 2004 are included in the preceeding table.

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

The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 2004 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                                       Over 1
                         Within     Over 3   Over 6     year
                           3        up to     up to    up to   After
                         months     6 mos    12 mos    5 yrs   5 yrs    Total
                         -------   -------   -------   ------  ------   ------
                                       (Dollars In thousands)
EARNING ASSETS
  Interest-
   Bearing Deposits     $  1,290  $  --     $  --     $ --    $ --    $  1,290
  Federal Funds Sold      19,198     --        --       --      --      19,198
  Investment Securities    1,745     1,529     3,052    3,629  13,493   23,448
  Other Securities         1,710     --        --       --      --       1,710
  Loans Held For Sale      6,162     --        --       --      --       6,162
  Loans                   98,164     2,841     7,773   31,853   1,875  142,506
                         -------   -------   -------   ------  ------  -------
                         128,269     4,370    10,825   35,482  15,368  194,314
                         -------   -------   -------   ------  ------  -------

SUPPORTING SOURCES OF FUNDS
  NOW and Money
   Market Deposits        78,789     --        --       --      --      78,789
  Savings Deposits         3,670     --        --       --      --       3,670
  Time Deposits           13,051    18,268    10,729   14,058   --      56,106
  Other Borrowings            35     --        1,000   15,000  10,000   26,035
  Subordinated Debt        --        --        --       --      3,093    3,093
                         -------   -------   -------   ------  ------  -------
                          95,545    18,268    11,729   29,058  13,093  167,693
                         -------   -------   -------   ------  ------  -------

Interest
 Sensitivity Gap        $ 32,724  $(13,898) $   (904) $ 6,424 $ 2,275 $ 26,621
                         =======   =======   =======   ======  ======  =======
Cumulative Interest
 Sensitivity Gap        $ 32,724  $ 18,826) $ 17,922  $24,346 $26,621 $ 26,621
                         =======   =======   =======   ======  ======  =======
Interest Rate
 Sensitivity Gap Ratio     16.8%    (7.2)%     (.5)%     3.3%    1.2%    13.7%
                         =======   =======   =======   ======  ======  =======
Cumulative Interest Rate
  Sensitivity Gap Ratio    16.8%      9.7%      9.2%    12.5%   13.7%    13.7%
                         =======   =======   =======   ======  ======  =======

As evidenced by the table above, the Bank is cumulatively asset sensitive. In a rising interest rate environment, an asset sensitive position is generally more advantageous since earning assets are repriced sooner than liabilities. Conversely, in a declining interest rate environment, a liability sensitive position is generally more advantageous as liabilities are repriced sooner than the assets. With respect to the Bank, rising interest rates will increase income over the next several years. Conversely, a decrease in interest rates will reduce income over the next several years. This, however, assumes that all other factors affecting income remain constant.

As the Bank continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipation of future interest rate movements.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Bank's primary source of liquidity is its ability to maintain and increase deposits. Deposits grew by $48.4 million in 2004. In addition, during 2004 the Bank borrowed an additional $5.0 million, with maturities from one to four years, from the Federal Home Loan Bank. Below are the pertinent liquidity balances and ratios at December 31, 2004 and 2003.

                                            2004             2003
                                         ------------     ------------
Cash And Cash Equivalents                $30,307,111      $ 8,807,030
Securities                               $23,447,889      $30,173,912
Cds Over $100,000
 To Total Deposits Ratio                       20.7%            13.8%
Loans To Deposit Ratio                         89.3%            94.3%
Brokered Deposits                        $26,254,141      $ 8,461,000

Large denomination certificates of deposit (CDs) increased by approximately $18.2 million during 2004. The increase is primarily attributed to an increase
in brokered deposits   At December 31, 2004 and 2003, large denomination CDs
accounted for 20.7 percent and 13.8 percent of total deposits, respectively. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity.

Cash and cash equivalents are the primary source of liquidity. At December 31, 2004, cash and cash equivalents totaled $30.3 million, representing 14.5 percent of total assets.

Securities, particularly securities available for sale, provide a secondary source of liquidity. Approximately $2.4 million of the $23.4 million of the Bank's securities portfolio is scheduled to mature during 2005. Additionally, several securities have call dates prior to their maturity dates and others are reducing principal on a monthly basis, thus enhancing the Bank's liquidity posture.

Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2004, the Bank had brokered deposits of $26.3 million in its portfolio.

Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Bank's liquidity increasing or decreasing in any material way in the foreseeable future.

The Company has entered into a credit facility with a correspondent bank that provides for borrowings up to $2,000,000. The credit facility bears interest at the prime interest rate payable quarterly and matures on March 6, 2006. Borrowings under the facility are collateralized by the stock of the Bank. At December 31, 2004, outstanding borrowings under this credit facility were $1,600,000 and the interest rate was 5.25%.

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

At December 31, 2004, the Bank's Tier 1 (to risk-weighted assets) capital ratio was 10.6 percent. At December 31, 2004, the Bank's total risk-based capital ratio was 11.7 percent. These ratios exceed the minimum capital adequacy guidelines imposed by federal regulatory authorities on banks, which are 4.0 percent for Tier 1 capital and 8.0 percent for total risk-based capital. The ratios also exceed the minimum guidelines imposed by the same regulatory authorities to be considered "well-capitalized," which are 6.0 percent of Tier 1 capital and 10.0 percent for total risk-based capital.

The Bank does not have any commitments which it believes would reduce its capital to levels inconsistent with the minimum capital adequacy guidelines.

The table below illustrates the Bank's regulatory capital ratios at December 31, 2004:

                                                           Minimum
                                           December 31,   regulatory
                                               2004       requirement
                                           ------------   -----------
     Tier 1 Capital                           10.6%           4.0%
     Tier 2 Capital                             .9            N/A
     Total risk-based capital ratio           11.7            8.0
     Leverage ratio                            9.9            4.0


Item 7
FINANCIAL STATEMENTS

The following financial statements are filed as Exhibit 99.1 to this report and incorporated herein by reference:

     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets - December 31, 2004 and 2003
     Consolidated Statements of Income - Years Ended December 31, 2004, 2003
        and 2002
     Consolidated Statements of Changes in Stockholders' Equity - Years Ended
        December 31, 2004, 2003 and 2002
     Consolidated Statements of Cash Flows - Years Ended December 31, 2004,
        2003 and 2002
Notes to Consolidated Financial Statements


Item 8
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring a response to this Item.


Item 8A
CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chef Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B
OTHER INFORMATION

None.

PART III
Item 9
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information relating to the directors and executive officers of the Company contained in the Company's definitive Proxy Statement to be delivered to stockholders in connection with its 2005 Annual Meeting of Stockholders (the 2005 Proxy Statement) is incorporated herein by reference.


Item 10
EXECUTIVE COMPENSATION

The information relating to executive compensation contained in the 2005 Proxy Statement is incorporated herein by reference.


Item 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management contained in the 2005 Proxy Statement is incorporated herein by reference.


Item 12
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions contained in the 2005 Proxy Statement is incorporated herein by reference.


Item 13
EXHIBITS

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


                                           RIVOLI BANCORP, INC.

Dated:  March 25, 2005                 By: /s/  J. Patrick McGoldrick
                                           ---------------------------------
                                           J. Patrick McGoldrick
                                           President and Chief Executive Officer
                                           (principal executive officer)

Dated:  March 25, 2005                 By: /s/  Geraldine Bolen
                                           ---------------------------------
                                           Geraldine Bolen
                                           Chief Financial Officer
                                           (principal financial and accounting
                                            officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                                      Director
------------------------------
Ethel A. Cullinan

/s/ A.V. Elliott                      Director              March 25, 2005
------------------------------
A.V. Elliott

/s/ Roy H. Fickling                   Director              March 25, 2005
------------------------------
Roy H. Fickling

/s/ Edward H. Greene                  Director              March 25, 2005
------------------------------
Edward H. Greene

/s/ D. Frank Gunn                     Director              March 25, 2005
------------------------------
D. Frank Gunn

/s/ Henry K. Koplin                   Director              March 25, 2005
------------------------------
Henry K. Koplin

                                      Director
------------------------------
Edward P. Loomis

/s/ J. Patrick McGoldrick             Director              March 25, 2005
------------------------------
J. Patrick McGoldrick

                                      Director
------------------------------
C. Warren Selby, Jr.

                                      Director
------------------------------
Raymond H. Smith, Jr.

/s/ William T. Wiley, Jr.             Director              March 25, 2005
------------------------------
William T. Wiley, Jr.

                                      Director
------------------------------
F. Tredway Shurling

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

  14.1           Code of Ethics for Senior Financial Officers

  21.1           Subsidiaries of the Registrant

  31.1           CEO Certification Pursuant to Rule 13a-14(a)

  31.2           CFO Certification Pursuant to Rule 13a-14(a)

  32.1           Section 906 Certification of CEO and CFO

  99.1 Financial Statements and Report of Independent Registered Public Accounting Firm