Form 10QSB
period 2005-03-31
RIVOLI BANCORP INC
filed 2005-05-13
CIK 1160861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----  OF 1934
      For the quarterly period ended March 31, 2005.

OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to ________________.

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

                       515 Mulberry Street, Macon, Georgia 31201
                    -----------------------------------------------
                       (Address of Principal Executive Offices)

                                    (478) 742-5040
                    -----------------------------------------------
                     (Issuer's Telephone Number, Including Area Code)

                                            N/A
                    -----------------------------------------------
                  (Former Name, Former Address and Former Fiscal Year,
                                if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                            YES  X  NO
                                ---    ---

As of May 9, 2005 there were 1,015,522 shares of the Registrant's common stock, par value $1.00 per share, outstanding.

Transitional Small Business Disclosure Format. YES     NO  X
                                                   ---    ---


PART I FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                  RIVOLI BANCORP, INC.
                              CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                 March 31,
                                                   2005        December 31,
                                                (Unaudited)        2004
                                                 ---------     -----------

Cash and Due from Banks                        $   3,932,424  $   9,819,127
Federal Funds Sold, Net                           14,179,000     19,198,000
Interest-Bearing Deposits                          1,560,472      1,289,984
Securities Available for Sale, at Fair Values     24,215,970     23,447,889
Restricted Stock, at Cost                          1,817,469      1,709,969
Loans Held for Sale                                2,505,238      6,161,827
Loans, Net                                       147,359,383    140,835,834
Property and Equipment, Net                        5,005,523      4,293,615
Other Real Estate                                    310,000        190,000
Other Assets                                       1,809,244      1,556,961
                                                ------------   ------------

Total Assets                                   $ 202,694,723  $ 208,503,206
                                                ============   ============


The accompanying notes are an integral part of these consolidated balance sheets.

                                   RIVOLI BANCORP, INC.
                               CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 March 31,
                                                   2005        December 31,
                                                (Unaudited)        2004
                                                 ---------     -----------

Deposits
  Noninterest-Bearing Deposits                 $  31,797,882  $  28,004,327
  Interest-Bearing Deposits                      128,703,780    138,566,059
                                                ------------   ------------
                                                 160,501,662    166,570,386
                                                ------------   ------------

Borrowed Money
  Demand Notes to U.S. Treasury                       6,276          35,400
  Subordinated Debt                               3,093,000       3,093,000
  Other Borrowed Money                           26,000,000      26,000,000
                                                ------------   ------------
                                                 29,099,276      29,128,400
                                                ------------   ------------

Other Liabilities                                 1,075,175         809,763
                                                ------------   ------------

Stockholders' Equity
  Common Stock, $1.00 Par Value;
   10,000,000 Shares Authorized; 1,015,522
   Shares Issued and Outstanding in 2005
   and 1,015,522 Shares Issued and
   Outstanding in 2004                            1,015,522       1,015,522
  Paid-In Capital                                 6,879,298       6,879,298
  Retained Earnings                               4,840,556       4,504,949
  Accumulated Other Comprehensive Loss             (424,418)       (112,764)
                                                ------------   ------------
                                                 12,310,958      12,287,005
                                                ------------   ------------

  Treasury Stock, at Cost, 19,281
   Shares in 2005 and 2004                        (292,348)       (292,348)
                                                ------------   ------------

                                                12,018,610      11,994,657
                                                ------------   ------------

Total Liabilities and Stockholders' Equity   $ 202,694,723   $ 208,503,206
                                              ============    ============


The accompanying notes are an integral part of these consolidated balance sheets.

                                   RIVOLI BANCORP, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)
                            FOR THE THREE MONTHS ENDED MARCH 31


                                                   2005            2004
                                                   ----            ----

Interest Income                                $ 2,840,068     $ 1,954,561

Interest Expense                                   924,308         559,818
                                                ----------      ----------

Net Interest Income                              1,915,760       1,394,743

  Provision for Loan Losses                        240,000          75,000
                                                ----------      ----------

Net Interest Income After
   Provision for Loan Losses                     1,675,760       1,319,743
                                                ----------      ----------

Noninterest Income
  Service Charges on Deposits                      249,346        239,808
  Mortgage Income                                  601,827         68,803
  Gain on Sale of Securities                        - -            21,733
  Rent and Parking Revenue                          38,901         69,159
  ATM Income                                        34,901         26,770
  Other Fees                                        23,275         11,779
                                                ----------      ----------

                                                   948,250        438,052
                                                ----------      ----------

Noninterest Expenses
  Salaries and Employee Benefits                 1,201,009         668,961
  Data Processing and ATM                          175,702         142,016
  Advertising and Public Relations                  82,318          82,632
  Occupancy and Equipment                          259,590         119,981
  Professional Fees                                 79,697          57,574
  Supplies and Printing                             53,830          32,360
  Other                                            246,580         203,767
                                                ----------      ----------

                                                 2,098,726       1,307,291
                                                ----------      ----------

Net Income Before Taxes                            525,284         450,504

Income Taxes                                       189,678         144,310
                                                ----------      ----------

Net Income                                     $   335,606     $   306,194
                                                ==========      ==========

Basic Income Per Share                         $      0.34     $      0.30
                                                ==========      ==========

Diluted Income Per Share                       $      0.31     $      0.28
                                                ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                  RIVOLI BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                      (UNAUDITED)
                           FOR THE THREE MONTHS ENDED MARCH 31


                                                   2005            2004
                                                   ----            ----

Net Income                                     $   335,606     $   306,194
                                                ----------      ----------

Other Comprehensive Income (Loss)
  Unrealized Gain (Loss) on Securities            (311,654)        194,297
  Reclassification Adjustment for Gains
    Included in Net Income                          - -            (21,733)
                                                ----------      ----------

                                                  (311,654)        172,564
                                                ----------      ----------

Comprehensive Income                           $    23,952     $   478,758
                                                ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                          RIVOLI BANCORP, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005


                                                 Accumulated
                                                    Other                Total
           Number                                  Compre-              Share-
            Of      Common   Paid-in    Retained   hensive Treasury     holders'
           Shares    Stock    Capital    Earnings   Income    Stock      Equity
           ------    -----    -------    --------   ------    -----      ------
Balance,
Dec. 31,
2003    1,014,990 $1,014,990 $6,872,975 $3,002,034 $ (15,859) $(261,068) $10,613,072
        ---------  ---------  ---------  ---------  --------   --------   ----------

Purchase
and retirement
of
common
stock         (53)       (53)       --         --        --         --           (53)

Net income,
three-month
period
ended
Mar. 31,
2004          --         --         --     306,194       --         --       306,194

Net
unrealized
gain on
securities,
three-month
period
ended
Mar. 31,
2004          --         --         --         --    172,564        --       172,564
        ---------  ---------  ---------  ---------  --------   --------   ----------

Balance,
Mar. 31,
2004    1,014,937 $1,014,937 $6,872,975 $3,308,228 $ 156,705  $(261,068) $11,091,777
        =========  =========  =========  =========  ========   ========   ==========

---------------------------------------------------------

Balance,
Dec. 31,
2004    1,015,522 $1,015,522 $6,879,298 $4,504,949 $(112,764) $(292,348) $11,994,657
        ---------  ---------  ---------  ---------  --------   --------   ----------

Net income,
three-month
period
ended
Mar. 31,
2005          --         --         --     335,606       --         --       335,606

Net
unrealized
loss on
securities,
three-month
period
ended
Mar. 31,
2005          --         --         --         --   (311,654)       --      (311,654)
        ---------  ---------  ---------  ---------  --------   --------   ----------

Balance,
Mar. 31,
2005    1,015,522 $1,015,522 $6,879,298 $4,840,555 $(424,418) $(292,348) $12,018,609
        =========  =========  =========  =========  ========   ========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                             RIVOLI BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                     FOR THE THREE MONTHS ENDED MARCH 31


                                                      2005             2004
                                                      ----             ----

Cash Flows from Operating Activities             $  4,090,445    $    424,910
                                                  -----------     -----------

Cash Flows from Investing Activities
  Interest-Bearing Deposits                             - -         3,253,514
  Purchase of Premises and Equipment                 (785,443)       (208,308)
  Purchase of Securities Available for Sale        (5,093,996)     (1,000,000)
  Maturity and Paydowns
    of Securities Available for Sale                  713,913       2,024,316
  Sale of Securities Available for Sale             3,408,762       3,173,875
  Purchase Federal Home Loan Bank Stock              (107,500)          - -
  Loans to Customers, Net                          (6,763,549)     (5,468,597)
                                                  -----------     -----------
                                                   (8,627,813)      1,774,800
                                                  -----------     -----------

Cash Flows from Financing Activities
  Federal Funds Purchased                               - -        (3,023,000)
  Purchase and Retirement of Common Stock               - -               (53)
  Borrowed Money                                      (29,124)        (20,356)
  Deposits                                         (6,068,723)      1,782,355
                                                  -----------     -----------
                                                   (6,097,847)     (1,261,054)
                                                  -----------     -----------

Net Increase (Decrease) in
 Cash and Cash Equivalents                        (10,635,215)        938,656

Cash and Cash Equivalents, Beginning               30,307,111       5,291,119
                                                  -----------     -----------

Cash and Cash Equivalents, Ending                $ 19,671,896    $  6,229,775
                                                  ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                 RIVOLI BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the December 31, 2004 audit report.


(2)  SUMMARY OF ORGANIZATION

The consolidated financial statements include the accounts of Rivoli BanCorp, Inc. (the Company) and Rivoli Bank & Trust (the Bank). The Bank was incorporated under the laws of the state of Georgia in September 1996 to provide a full range of banking services to residents and businesses of Bibb County, Georgia. The Bank commenced operations in June 1997 and, as of March 31, 2005, has two banking facilities in Macon, Georgia. During 2004, the Bank opened a loan and deposit production office in Griffin, Georgia and four retail mortgage offices in Warner Robins, Butler, Fayetteville and Macon, Georgia.


(3)  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in
share-based payment transactions.   This Statement requires an entity to
recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123 (revised
2004) will be effective for the Company's financial statements issued for the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123 (revised 2004) in the first quarter of 2006. The method for adoption of this statement is not expected to have a material impact to the Company's financial condition. See Note 5 for SFAS 123 pro forma disclosures.

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-
1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance. At March 31, 2005, gross unrealized losses on available for sale securities were $652,950. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management's intent and ability to hold investments until a forecasted recovery, and the finalization of the proposed guidance by the FASB.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position
No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The Company adopted SOP 03-3 on January 1, 2005 and the impact was not material to the Company's financial condition, results of operations or cash flows as no loans were purchased in the first quarter of 2005.

(4)  EARNINGS PER SHARE

The Bank reports basic and fully diluted earnings per share (EPS) under SFAS
128. Basic EPS excludes any dilutive effects of options, warrants and convertible securities. The following presents earnings per share for the three months ended March 31, 2005 under the requirements of SFAS 128:

                                             Three Months
                                                 Ended
                                            March 31, 2005
                                            --------------
     Basic Earnings Per Share
       Net Income Per Common Share             $     0.34
       Weighted Average Common Shares             996,241

     Diluted Earnings Per Share
       Net Income Per Common Share             $     0.31
       Weighted Average Common Shares           1,074,852


(5)  STOCK COMPENSATION

At March 31, 2005, the Company had a stock option plan, which is described more fully in Note 14 of the consolidated audited financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2004. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock option-related compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock options granted in the respective periods.

                                            Three Months Ended March 31,
                                            ----------------------------
                                                 2005           2004
                                                 ----           ----
Net Income
  As Reported                                  $335,606       $306,194
  Total stock-based employee compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                           (2,930)        (4,084)
                                                -------        -------
  Pro Forma                                    $332,676       $302,110
                                                =======        =======

Earnings Per Share
  Basic
    As Reported                                $   0.34       $   0.30
                                                =======        =======
    Pro Forma                                  $   0.33       $   0.30
                                                =======        =======

  Diluted
    As Reported                                $   0.31       $   0.28
                                                =======        =======
    Pro Forma                                  $   0.31       $   0.28
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

In November 2004, the Bank purchased 1.615 acres at 1551 Bass Road in north Macon. Plans include the construction of a 7,250 square foot full-service bank branch with two drive-through lanes and an ATM. Completion of the project is expected by first quarter of 2006. In the third quarter of 2004, the Bank opened a loan production office in Griffin, Georgia. In January 2005, the Bank purchased .514 acres in Griffin. Plans included moving the loan production office into a modular unit on the lot after regulatory approval is granted by the State. The Bank also operates four retail mortgage offices to compete directly with other mortgage lenders in the middle Georgia area. The four retail mortgage offices are located on Houston Lake Road in Warner Robins, Georgia; 101 Courthouse Square in Butler, Georgia; 160 Bastile Way, in Fayetteville, Georgia; and 1515 Bass Road in north Macon.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Bank's loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and the Bank's actual losses could be greater or less than the estimates.

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

Total assets decreased by $5.8 million to $202.7 million during the three-month period ended March 31, 2005. More specifically, cash and cash equivalents decreased by $10.6 million to $19.7 million, securities increased by $0.8 million to $24.2 million, loans and loans held for sale increased by $2.9 million to $149.9 million, and all other assets increased by $1.1 million to $7.1 million. Deposits decreased by $6.1 million to $160.5 million, other liabilities decreased by $0.2 million to $30.2 million, and the capital accounts remained at $12.0 million.

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

Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio, as described above under "Critical Accounting Policy." At March 31, 2005, the allowance was $1,905,126, an increase of 14.8 percent as compared to the allowance of $1,659,582 at December 31, 2004. As a percentage of total gross loans, the allowance for loan losses increased from 1.16 percent at December 31, 2004 to 1.28 percent at March 31, 2005. The Bank had no loans in excess of 90 days past due, nonaccrual loans approximating $9,000 and other real estate owned of $310,000 at March 31, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Capital

Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2005 consolidated financial statements evidence a satisfactory liquidity position, as total cash and cash equivalents totaled $19.7 million, representing 9.7 percent of total assets. Investment securities, which totaled $24.2 million, or 12.0 percent, of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank maintains relationships with several correspondent banks and could obtain funds from these banks on short notice. Management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Bank knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                                                        Minimum Regulatory
                                    March 31, 2005          Requirement
                                    --------------          -----------
Tier 1 Capital Ratio                     8.34%                 4.00%
Total Capital Ratio                     10.31%                 8.00%
Leverage Ratio                          11.48%                 4.00%

On February 25, 2003, the board of directors approved a stock repurchase program authorizing the Company to repurchase up to 26,667 shares of its common stock. On February 25, 2005 the stock repurchase program expired. The Company repurchased 19,281 shares at a total cost of $292,348 under this program.

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

Following is an analysis of significant off-balance sheet financial instruments at March 31, 2005 and December 31, 2004.

                                              At              At
                                           March 31,      December 31,
                                             2005            2004
                                             ----            ----
                                                (In thousands)

Commitments to extend credit              $ 15,502         $ 30,787
Standby letters of credit                    1,357            1,131
                                           -------          -------
                                          $ 16,859         $ 31,918
                                           =======          =======

RESULTS OF OPERATIONS

Net income for the three-month period ended March 31, 2005 totaled $335,606, or $0.31 per diluted share, compared to $306,194, or $0.28 per diluted share, in the same three-month period of the preceding year. The following four items are significant when comparing the results of the three-month periods ended March 31, 2005 with those of the three-month periods ended March 31, 2004.

A. Net interest income, which is the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities, increased from $1,394,743 for the first quarter of 2004 to $1,915,760 for the first quarter of 2005, representing an increase of $521,017, or 37.4 percent. This increase was attained primarily because of a $47.1 million increase in average earning assets, from $142.5 million for the first quarter of 2004 to $189.6 million for the first quarter of 2005.

B. The net interest yield, defined as net interest income divided by average interest-earning assets, increased from 3.91 percent for the three-month period ended March 31, 2004 to 4.10 percent for the three-month period ended March 31, 2005. The yield on earning assets increased to 6.12 percent for the first three months of 2005 as compared to 5.49 percent for the first three months of 2004. The cost of funds increased to 2.34 percent in the first three months of 2005 as compared to 1.92 percent in the first three months of 2004. The following table shows pertinent information concerning both the yield on earning assets and the cost of funds for the three-month period ended March 31, 2005.

                               Average Assets/      Interest      Yield/
                                Liabilities      Income/Expense    Cost
                                -----------      --------------    ----
Interest-Bearing Deposits      $  1,450,888        $    6,329      1.77%
Federal Funds Sold               13,308,366            85,413      2.60
Investment Securities
  Taxable                        18,989,731           202,468      4.32
  Nontaxable                      5,193,230            37,525      4.44
Other Securities                  1,807,592            22,150      4.97
Loans Held for Sale               3,486,961            58,332      6.78
Net Loans                       145,379,510         2,427,851      6.77
                                -----------         ---------      ----
                               $189,616,278        $2,840,068      6.12%
                                ===========         =========      ====

NOW and Money Market Accounts  $ 75,932,278        $  292,890      1.56%
Savings Deposits                  4,036,431             6,360      0.64
Time Deposits                    51,159,765           325,936      2.58
Other Borrowings                 26,006,276           247,292      3.86
Trust Preferred Securities        3,093,000            51,830      6.80
                                -----------         ---------      ----
                               $160,227,750        $  924,308      2.34%
                                ===========         =========      ====

Net Interest Income                                $1,915,760
                                                    =========

Net Yield on Earning Assets                                        4.10%
                                                                   ====

C. Total noninterest income increased from $438,052 for the three-month period ended March 31, 2004 to $948,250 for the three-month period ended March 31, 2005. As a percent of average assets, noninterest income increased from
     1.15 percent for the three-month period ended March 31, 2004 to 1.91 percent for the three-month period ended March 31, 2005. As a result of opening four retail mortgage offices, mortgage income increased to $601,827 for the three-month period ended March 31, 2005 as compared to $68,803 during the same period in 2004. Service charges on deposits, ATM fees, and other fees also contributed to the increase in noninterest income.

D. For the three-month period ended March 31, 2005, noninterest expenses totaled $2,098,726, representing an annualized 4.23 percent of average assets. By comparison, for the three-month period ended March 31, 2004, operating expenses totaled $1,307,291 representing an annualized 3.44 percent of average assets. This increase in noninterest expenses is primarily due to higher salaries and benefits, data processing, and accounting services.

During the three-month period ended March 31, 2005, the allowance for loan losses increased by $245,544 to $1,905,126. The allowance for loan losses as a percentage of gross loans increased from 1.16 percent at December 31, 2004 to
1.28 percent at March 31, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The following table presents the Bank's loan loss experience on all loans for the three months ended March 31, 2005 and 2004:

                                                  ($ in Thousands)
                                                  ----------------
                                                   2005       2004
                                                   ----       ----
Allowance for Loan Losses, January 1              $1,660     $1,595
                                                   -----      -----

Charge-Offs
  Commercial, Financial and Agricultural              37         --
  Real-Estate - Mortgage                              12         --
  Consumer                                             2         67
                                                   -----      -----
                                                      51         67
                                                   -----      -----

Recoveries
  Commercial, Financial and Agricultural              36         --
  Real-Estate - Mortgage                               8         --
  Consumer                                            12         21
                                                   -----      -----
                                                      56         21
                                                   -----      -----

Net Charge-Offs                                       (5)        46
                                                   -----      -----

Provision for Loan Losses                            240         75
                                                   -----      -----

Allowance for Loan Losses, March 31               $1,905     $1,624
                                                   =====      =====

Ratio of Net Charge-Offs to Average Loans           0.00%      0.04%
                                                   =====      =====

The Bank is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Bank's liquidity, capital resources, or results of operations.


ITEM 3 - CONTROLS AND PROCEDURES

Management has developed and implemented a policy with accompanying procedures for reviewing disclosure controls, disclosure procedures and internal controls over financial reporting on a quarterly basis. Management, including the principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2005 and, based on their evaluation, the Company's principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    RIVOLI BANCORP, INC.
                                    ---------------------------------
                                     (Registrant)


                                    Date:  May 11, 2005


                                    By: /s/  J. Patrick McGoldrick
                                        ---------------------------------
                                        J. Patrick McGoldrick
                                        Chief Executive Officer


                                    By: /s/  Chadwick B. Hargrove
                                        ---------------------------------
                                        Chadwick B. Hargrove
                                        Chief Financial Officer