Form 10QSB
period 2005-06-30
RIVOLI BANCORP INC
filed 2005-08-15
CIK 1160861

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----- OF 1934
      For the quarterly period ended June 30, 2005.

OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT ----- OF 1934
      For the transition period from _______________ to _______________.

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

As of August 8, 2005 there were 1,040,477 shares of the Registrant's common stock, par value $1.00 per share, outstanding.

Transitional Small Business Disclosure Format. YES      NO  X
                                                   ----    ----

PART I FINANCIAL INFORMATION
Item 1 - Financial Statements

                               RIVOLI BANCORP, INC.
                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS


                                              June 30,
                                               2005         December 31,
                                            (Unaudited)         2004
                                            -----------     ------------
Cash and Due from Banks                    $  6,823,479     $  9,819,127
Federal Funds Sold, Net                       5,568,000       19,198,000
Interest-Bearing Deposits                       812,712        1,289,984
Securities Available for Sale,
   at Fair Values                            24,813,231       23,447,889
Restricted Stock, at Cost                     2,010,400        1,709,969
Loans Held for Sale                           6,545,269        6,161,827
Loans, Net                                  155,812,059      140,835,834
Property and Equipment, Net                   5,760,732        4,293,615
Other Real Estate                               310,000          190,000
Other Assets                                  2,431,213        1,556,961
                                            -----------      -----------
Total Assets                               $210,887,095     $208,503,206
                                            ===========      ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                               RIVOLI BANCORP, INC.
                            CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                              June 30,
                                               2005         December 31,
                                            (Unaudited)         2004
                                            -----------     ------------
Deposits
  Noninterest-Bearing Deposits             $ 32,654,389     $ 28,004,327
  Interest-Bearing Deposits                 131,869,837      138,566,059
                                            -----------      -----------
                                            164,524,226      166,570,386
                                            -----------      -----------

Borrowed Money
  Demand Notes to U.S. Treasury                  44,424           35,400
  Subordinated Debt                           3,093,000        3,093,000
  Other Borrowed Money                       29,000,000       26,000,000
                                            -----------      -----------
                                             32,137,424       29,128,400
                                            -----------      -----------

Other Liabilities                             1,438,926          809,763
                                            -----------      -----------

Stockholders' Equity
  Common Stock, $1.00 Par Value;
   10,000,000 Shares Authorized;
   1,015,522 Shares Issued and
   Outstanding in 2005 and 2004               1,015,522        1,015,522
  Paid-In Capital                             6,879,298        6,879,298
  Retained Earnings                           5,296,065        4,504,949
  Accumulated Other Comprehensive Loss         (112,018)        (112,764)
                                            -----------      -----------
                                             13,078,867       12,287,005

  Treasury Stock, at Cost, 19,281 Shares
   in 2005 and 2004                            (292,348)        (292,348)
                                            -----------      -----------

                                             12,786,519       11,994,657
                                            -----------      -----------

Total Liabilities and Stockholders' Equity $210,887,095     $208,503,206
                                            ===========      ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                               RIVOLI BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30


                                                2005             2004
                                              ---------        ---------
Interest Income                              $3,091,946       $1,980,424
Interest Expense                                994,520          576,404
                                              ---------        ---------

Net Interest Income                           2,097,426        1,404,020
  Provision for Loan Losses                     120,000           75,000
                                              ---------        ---------

Net Interest Income After
 Provision for Loan Losses                    1,977,426        1,329,020
                                              ---------        ---------

Noninterest Income
  Service Charges on Deposits                   246,307          261,805
  Mortgage Income                               693,067          345,719
  Gain on Sale of Premises and Equipment          -              216,781
  Gain on Sale of Securities                      -                -
  Rent and Parking Revenue                       30,895           60,852
  ATM Income                                     37,049           32,219
  Other Fees                                     65,402           30,165
                                              ---------        ---------
                                              1,072,720          947,541
                                              ---------        ---------

Noninterest Expenses
  Salaries and Employee Benefits              1,286,476          859,090
  Data Processing and ATM                       162,256          162,099
  Advertising and Public Relations               82,246           83,450
  Occupancy and Equipment                       309,417          189,946
  Professional Fees                             116,361           72,980
  Supplies and Printing                          59,097           35,628
  Other                                         318,019          210,508
                                              ---------        ---------
                                              2,333,872        1,613,701
                                              ---------        ---------

Net Income Before Taxes                         716,274          662,860

Income Taxes                                    260,764          173,322
                                              ---------        ---------

Net Income                                   $  455,510       $  489,538
                                              =========        =========

Basic Income Per Share                       $     0.46       $     0.49
                                              =========        =========

Diluted Income Per Share                     $     0.42       $     0.45
                                              =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                                RIVOLI BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                          FOR THE SIX MONTHS ENDED JUNE 30


                                                2005             2004
                                              ---------        ---------
Interest Income                              $5,932,014       $3,934,985
Interest Expense                              1,918,828        1,136,222
                                              ---------        ---------

Net Interest Income                           4,013,186        2,798,763
  Provision for Loan Losses                     360,000          150,000
                                              ---------        ---------

Net Interest Income After
 Provision for Loan Losses                    3,653,186        2,648,763
                                              ---------        ---------

Noninterest Income
  Service Charges on Deposits                   495,653          501,613
  Mortgage Income                             1,294,894          414,522
  Gain on Sale of Premises and Equipment          -              216,781
  Gain on Sale of Securities                     11,013           21,733
  Rent and Parking Revenue                       69,796          130,011
  ATM Income                                     71,950           58,989
  Other Fees                                     88,677           41,944
                                              ---------        ---------
                                              2,031,983        1,385,593
                                              ---------        ---------

Noninterest Expenses
  Salaries and Employee Benefits              2,487,485        1,528,051
  Data Processing and ATM                       337,958          304,115
  Advertising and Public Relations              164,564          166,082
  Occupancy and Equipment                       569,007          358,109
  Professional Fees                             196,058          130,554
  Supplies and Printing                         112,927           67,988
  Other                                         575,612          366,093
                                              ---------        ---------
                                              4,443,611        2,920,992
                                              ---------        ---------

Net Income Before Taxes                       1,241,558        1,113,364

Income Taxes                                    450,442          317,632
                                              ---------        ---------

Net Income                                   $  791,116       $  795,732
                                              =========        =========

Basic Income Per Share                       $     0.79       $     0.79
                                              =========        =========

Diluted Income Per Share                     $    0.73        $     0.73
                                              =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                           RIVOLI BANCORP, INC.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (UNAUDITED)
                      FOR THE SIX MONTHS ENDED JUNE 30


                                                2005             2004
                                              ---------        ---------
Net Income                                   $  791,116       $  795,732
                                              ---------        ---------

Other Comprehensive Income (Loss)
  Unrealized Losses on Securities                 8,015         (324,290)
  Reclassification Adjustment for Gains
    Included in Net Income                       (7,269)         (14,344)
                                              ---------        ---------

                                                    746         (338,634)
                                              ---------        ---------

Comprehensive Income                         $  791,862       $  457,098
                                              =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                          RIVOLI BANCORP, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005

                                                 Accumulated
                                                    Other
                                                   Compre-               Total
           Number                                  hensive              Share-
            Of      Common   Paid-in    Retained    Income Treasury     holders'
           Shares    Stock    Capital    Earnings   (Loss)    Stock      Equity
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
        =========  =========  =========  =========  ========   ========   ==========

---------------------------------------------------------

Balance,
Dec. 31,
2004    1,015,522 $1,015,522 $6,879,298 $4,504,949 $(112,764) $(292,348) $11,994,657
        ---------  ---------  ---------  ---------  --------   --------   ----------

Net income,
six-month
period
ended
June 30,
2005          --         --         --     791,116       --         --       791,116

Net
unrealized
gain on
securities,
six-month
period
ended
June 30,
2005          --         --         --         --        746        --           746
        ---------  ---------  ---------  ---------  --------   --------   ----------

Balance,
June 30,
2005    1,015,522 $1,015,522 $6,879,298 $5,296,065 $(112,018) $(292,348) $12,786,519
        =========  =========  =========  =========  ========   ========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                   RIVOLI BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                             FOR THE SIX MONTHS ENDED JUNE 30


                                                2005             2004
                                              ---------        ---------

Cash Flows from Operating Activities        $   602,765      $   (589,655)
                                             ----------       -----------

Cash Flows from Investing Activities
  Interest-Bearing Deposit                      477,272         3,121,658
  Purchase of Premises and Equipment         (1,644,553)         (349,539)
  Purchase of Securities Available for Sale  (5,917,609)       (1,198,838)
  Maturity and Paydowns of Securities
     Available for Sale                       1,121,507         3,420,127
  Sale of Securities Available for Sale       3,408,762         3,173,875
  Purchase of Restricted Stock                 (300,431)            -
  Loans to Customers, Net                   (15,336,225)      (11,358,538)
                                             ----------       -----------

                                            (18,191,277)       (3,191,255)
                                             ----------       -----------

Cash Flows from Financing Activities
  Exercise of Stock Options                       -                 -
  Federal Funds Purchased                         -            (1,610,000)
  Borrowed Money                              3,009,024           (33,518)
  Purchase and Retirement of Common Stock         -                   (53)
  Purchase of Treasury Stock                      -                (5,440)
  Deposits                                   (2,046,160)        6,288,575
                                             ----------       -----------

                                                962,864         4,639,564
                                             ----------       -----------

Net Increase (Decrease)
  in Cash and Cash Equivalents              (16,625,648)          858,654

Cash and Cash Equivalents, Beginning         29,017,127         5,291,119
                                             ----------       -----------

Cash and Cash Equivalents, Ending          $ 12,391,479      $  6,149,773
                                            ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                RIVOLI BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the December 31, 2004 audit report.


(2)  SUMMARY OF ORGANIZATION

The consolidated financial statements include the accounts of Rivoli BanCorp, Inc. (the Company) and Rivoli Bank and Trust, collectively referred to as the Company. Rivoli Bank & Trust, Macon, Georgia (the Bank) was incorporated under the laws of the state of Georgia in September 1996 to provide a full range of banking services to residents and businesses of Bibb County, Georgia. The Bank commenced operations in June 1997 and, as of June 30, 2005, has two banking facilities in Macon, Georgia, one banking facility in Griffin, Georgia, one loan production office in Bogart, Georgia, and two retail mortgage offices in Butler and Macon, Georgia.


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

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-
1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance. At June 30, 2005, gross unrealized losses on available for sale securities were $233,462. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management's intent and ability to hold investments until a forecasted recovery, and the finalization of the proposed guidance by the FASB.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The Company adopted SOP 03-3 on January 1, 2005 and the impact was not material to the Company's financial condition, results of operations or cash flows as no loans were purchased in the first six months of 2005.

(4)  EARNINGS PER SHARE

The Bank reports basic and fully diluted earnings per share (EPS) under SFAS
128. Basic EPS excludes any dilutive effects of options, warrants and convertible securities. The following presents earnings per share for the three months and six months ended June 30, 2005 under the requirements of SFAS 128:

                                      Three Months Ended    Six Months Ended
                                        June 30, 2005         June 30, 2005
                                        -------------         -------------
BASIC EARNINGS PER SHARE
  Net Income Per Common Share            $     0.46             $     0.79
  Weighted Average Common Shares            996,241                996,241

DILUTED EARNINGS PER SHARE
  Net Income Per Common Share            $     0.42             $     0.73
  Weighted Average Common Shares          1,076,642              1,076,742


(5)  STOCK COMPENSATION

At June 30, 2005, the Company had a stock option plan, which is described more fully in Note 13 of the consolidated audited financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2004. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock option-related compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock options granted in the respective periods.

                                                   Six Months Ended
                                                       June 30,
                                                   -----------------
                                                   2005        2004
                                                   ----        ----
Net Income
  As Reported                                    $791,116    $795,732
  Total stock-based employee compensation
    expense determined under fair value
    based method for all awards, net of
    related tax effects                            (5,858)     (8,168)
                                                  -------     -------
  Pro Forma                                       785,258    $787,564
                                                  =======     =======

Earnings Per Share
  Basic
    As Reported                                   $  0.79    $   0.79
                                                  =======     =======
    Pro Forma                                     $  0.79    $   0.79
                                                  =======     =======

  Diluted
    As Reported                                   $  0.73    $   0.73
                                                  =======     =======
    Pro Forma                                     $  0.73    $   0.73
                                                  =======     =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rivoli BanCorp, Inc., a Georgia corporation (the Company) serves as the holding company for Rivoli Bank & Trust, a Georgia state-chartered commercial bank (the
Bank). The Bank is a full service commercial bank, without trust powers, providing an assortment of banking services to residents and businesses of Bibb County, Georgia. The Bank commenced operations in June 1997 from its banking facility located on Zebulon Road in Macon, Georgia. In June 1998, the Bank opened a new banking office in downtown Macon. The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, traveler's checks, cashier's checks, safe deposit boxes, bank by mail services, direct deposit, automatic teller services and Internet banking.

In February 2004, the Bank purchased 1.615 acres at 1551 Bass Road in north Macon. Plans include the construction of a 7,250 square foot full-service bank branch with two drive-through lanes and an ATM. Completion of the project is expected by first quarter of 2006. In the third quarter of 2004, the Bank opened a loan production office in Griffin, Georgia. In January 2005, the Bank purchased .514 acres in Griffin and converted the existing structure into a full service branch with one drive-through lane. In May 2005, the bank opened a loan production office in Bogart, Georgia to compete in the high growth markets of Athens and Winder. The Bank also operates two retail mortgage offices to compete directly with other mortgage lenders in the middle Georgia area. The two retail mortgage offices are located on 101 Courthouse Square in Butler, Georgia; and 1515 Bass Road in north Macon. During the second quarter of 2005, the bank closed the mortgage offices in Fayetteville and Warner Robins. Also during the second quarter of 2005, the bank made a business decision to change from being a mortgage correspondent to a mortgage broker.

Critical Accounting Policies

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

Total assets increased by $2.4 million to $210.9 million during the six-month period ended June 30, 2005. More specifically, cash and cash equivalents declined by $16.6 million to $12.4 million, interest-bearing deposits decreased by $0.5 million to $0.8 million, securities increased by $1.4 million to $24.8 million, loans and loans held for sale increased by $15.4 million to $162.4 million, and all other assets increased by $2.5 million to $8.5 million. Deposits declined by $2.0 million to $164.5 million, other liabilities and borrowed money increased by $3.6 million to $33.6 million, and the capital accounts increased by $0.8 million to $12.8 million.

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

Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio, as described above under "Critical Accounting Policy." At June 30, 2005, the allowance was $2,017,624, an increase of 21.6 percent as compared to the allowance of $1,659,582 at December 31, 2004. As a percentage of total gross loans, the allowance for loan losses increased from 1.16 percent at December 31, 2004 to 1.28 percent at June 30, 2005. The Bank had approximately $29,000 loans in excess of 90 days past due, nonaccrual loans approximating $88,000 and other real estate owned of $310,000 at June 30, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Capital

Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2005 consolidated financial statements evidence a satisfactory liquidity position, as total cash and cash equivalents totaled $12.4 million, representing 5.9 percent of total assets. Investment securities, which totaled $24.8 million, or 11.8 percent, of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank maintains relationships with several correspondent banks and thus could obtain funds from these banks on short notice. Management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Bank knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                                                        Minimum Regulatory
                                     June 30, 2005          Requirement
                                    --------------          -----------
Tier 1 Capital Ratio                     9.89%                 4.00%
Total Capital Ratio                     11.05                  8.00
Leverage Ratio                           8.56                  4.00

On February 25, 2005, the stock repurchase program expired. The Company repurchased 19,281 shares at a total cost of $292,348 under this program. On June 28, 2005, the board of directors unanimously approved renewing the program for 24 months authorizing the company to repurchase up to 40,000 shares of its common stock.

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

Following is an analysis of significant off-balance sheet financial instruments at June 30, 2005 and December 31, 2004.

                                            June 30,      December 31,
                                             2005            2004
                                             ----            ----
                                                (In thousands)

Commitments to Extend Credit              $ 38,446         $ 30,787
Standby Letters of Credit                     --              1,131
                                           -------          -------
                                          $ 38,446         $ 31,918
                                           =======          =======

RESULTS OF OPERATIONS

Net income for the three- and six-month periods ended June 30, 2005 totaled $455,510, or $0.42 per diluted share and $791,116, or $0.73 per diluted share, compared to $489,538, or $0.45 per diluted share and $795,732, or $0.73 per diluted share, in the same three- and six-month periods of the preceding year. The following four items are significant when comparing the results of the three- and six-month periods ended June 30, 2005 with those of the three- and six-month periods ended June 30, 2004.

A. Net interest income, which is the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities, increased from $2,798,763 for the six-month period ended June 30, 2004 to $4,013,186 for the same period one year later, representing an increase of $1,214,423 or 43.4 percent. This increase was attained primarily because of a $43.6 million increase in average earning assets, from $147.1 million for the six-month period ended June 30, 2004 to $190.7 million for the six-month period ended June 30, 2005.

B. The net interest yield, defined as net interest income divided by average interest-earning assets, increased from 3.87 percent for the six-month period ended June 30, 2004 to 4.24 percent for the six-month period ended June 30, 2005. The yield on earning assets increased to 6.32 percent for the first six months of 2005 as compared to 5.44 percent for the first six months of 2004. The cost of funds increased to 2.44 percent in the first six months of 2005 as compared to 1.93 percent in the first six months of 2004. The following table shows pertinent information concerning both the yield on earning assets and the cost of funds for the six-month period ended June 30, 2005.

                               Average Assets/      Interest      Yield/
                                Liabilities      Income/Expense    Cost
                                -----------      --------------    ----
Interest-Bearing Deposits      $  1,521,051        $   20,128      2.67%
Federal Funds Sold               10,052,857           129,511      2.60
Investment Securities
  Taxable                        18,850,999           401,915      4.30
  Nontaxable                      5,578,216            84,703      4.64
Other Securities                  1,873,292            47,660      5.13
Loans Held for Sale               3,721,600           126,403      6.85
Net Loans                       149,112,627         5,121,694      6.93
                                -----------         ---------      ----
                               $190,710,642        $5,932,014      6.32%
                                ===========         =========      ====

NOW and Money Market Accounts  $ 76,251,934        $  616,091      1.63%
Savings Deposits                  4,355,353            15,975      0.74
Time Deposits                    48,223,791           660,306      2.76
Federal Funds Purchased             341,856             4,950      2.92
Other Borrowings                 26,116,667           514,108      3.97
Trust Preferred Securities        3,093,000           107,398      7.00
                                -----------         ---------      ----
                               $158,382,601        $1,918,828      2.44%
                                ===========         =========      ====

Net Interest Income                                $4,013,186
                                                    =========

Net Yield on Earning Assets                                        4.24%
                                                                   ====

C. Total noninterest income increased from $1,385,593 for the six-month period ended June 30, 2004 to $2,031,983 for the six-month period ended June 30, 2005. As a percent of average assets, noninterest income increased from
     1.92 percent for the six-month period ended June 30, 2004 to 2.00 percent for the six-month period ended June 30, 2005. Mortgage income increased to $1,294,894 for the six-month period ended June 30, 2005 as compared to $414,522 during the same period in 2004. ATM income and other fees also contributed to the increase in noninterest income.

D. For the six-month period ended June 30, 2005, noninterest expenses totaled $4,443,611, representing an annualized 4.40 percent of average assets. By comparison, for the six-month period ended June 30, 2004, operating expenses totaled $2,920,992 representing an annualized 3.78 percent of average assets. This increase in noninterest expenses is due to higher salaries and benefits, data processing, ATM, utilities and maintenance and other expenses associated with operating the new mortgage offices.

During the six-month period ended June 30, 2005, the allowance for loan losses increased by $358,042 to $2,017,624. The allowance for loan losses as a percentage of gross loans increased from 1.16 percent at December 31, 2004 to
1.28 percent at June 30, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The following table presents the Bank's loan loss experience on all loans for the six months ended June 30, 2005 and 2004:

                                                  ($ in Thousands)
                                                  ----------------
                                                   2005       2004
                                                   ----       ----
Allowance for Loan Losses, January 1              $1,660     $1,595
                                                   -----      -----

Charge-Offs
  Commercial, Financial and Agricultural              30         60
  Real-Estate - Mortgage                              19         28
  Consumer                                            33        161
                                                   -----      -----
                                                      82        249
                                                   -----      -----

Recoveries
  Commercial, Financial and Agricultural              44         16
  Real-Estate - Mortgage                               8         --
  Consumer                                            28         31
                                                   -----      -----
                                                      80         47
                                                   -----      -----

Net Charge-Offs                                        2        202
                                                   -----      -----

Provision for Loan Losses                            360        150
                                                   -----      -----

Allowance for Loan Losses, June 30                $2,018     $1,543
                                                   =====      =====

Ratio of Net Charge-Offs to Average Loans           0.00%      0.17%
                                                   =====      =====

The Bank is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Bank's liquidity, capital resources, or results of operations.


ITEM 3 - CONTROLS AND PROCEDURES

Management has developed and implemented a policy with accompanying procedures for reviewing disclosure controls, disclosure procedures and internal controls over financial reporting on a quarterly basis. Management, including the principal executive and financial officers, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2005 and, based on their evaluation, the Company's principal executive and financial officers have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART 2  OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Shareholders of the Company was held on May 24, 2005. The following table sets forth the name of each individual elected at the 2005 Annual Meeting to serve a three-year term as a Class I director, and the results of voting with respect to each director:

                                              Votes For     Votes Withheld
                                              ---------     --------------
Roy H. Fickling                                652,494          4,216
J. Patrick McGoldrick                          649,094          7,616
F. Tredway Shurling                            652,492          4,216
Raymond H. Smith Jr.                           635,128         21,582

The term of each of the following directors continued after the 2005 Annual
Meeting: Ethel A. Cullinan, A.V. Elliot, Edward H. Greene, D. Frank Gunn, Henry
K. Koplin,  Edward P. Loomis, Jr., C. Warren Selby, Jr. and William T. Wiley,
Jr.


ITEM 5 - OTHER INFORMATION

On or about August 2, 2005, the board of directors of each of the Company and the Bank elected Edward P. Loomis Jr. to serve as its interim President and Chief Executive Officer, as described in the Company's current report on Form 8-K dated August 3, 2005 and incorporated herein by reference. On August 10, 2005, the board of directors of the Company reached an employment arrangement with Mr. Loomis. Under the terms of his employment arrangement with the Company, Mr. Loomis will receive a base salary of $12,600 per month with no other benefits.

On August 3, 2005, the Company filed a Report on Form 8-K disclosing that J. Patrick McGoldrick resigned from all positions held with the Company and its subsidiary bank, Rivoli Bank & Trust. The Report also indicated that prior to his resignation, Mr. McGoldrick served as a director and President and Chief Executive Officer of both the Company and the Bank.

On Friday, August 12, 2005, Mr. McGoldrick circulated an email to all of the Company's directors indicating that Mr. McGoldrick believes he is still a director of the Company and the Bank and that he never intended to resign. The three members of the Company's Board of Directors who attended the meeting in which Mr. McGoldrick resigned dispute Mr. McGoldrick's contentions. The Company is attempting to negotiate with Mr. McGoldrick a resolution of this issue along with the negotiation of a severance agreement.

ITEM 6 - EXHIBITS

Exhibits:

      3.1 Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Form 8-K of the Company filed with the SEC on March 14, 2002)

      3.2 Bylaws of the Company (incorporated herein by reference to 3.2 to the Form 8-K of the Company filed with the SEC on March 14, 2002)

     10.1   Employment Arrangement with Edward P. Loomis Jr.

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

                                   RIVOLI BANCORP, INC.
                                   ---------------------------------
                                   (Registrant)

                                   Date:  August 12, 2005

                                   By:  /s/Edward P. Loomis Jr.
                                        -------------------------------------
                                        Edward P. Loomis Jr.
                                        Chief Executive Officer


                                   By:  /s/Chadwick B. Hargrove
                                        -------------------------------------
                                        Chadwick B. Hargrove
                                        Chief Financial Officer