Form 10QSB
period 2005-09-30
RIVOLI BANCORP INC
filed 2005-11-14
CIK 1160861

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----   ACT OF 1934
       For the quarterly period ended September 30, 2005.

                                    OR

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----   ACT OF 1934
       For the transition period from _______________ to _______________.

                               File No. 0-49691
                             RIVOLI BANCORP, INC.

         (Exact name of small business issuer as specified in its charter)

          Georgia                                     58-2631780
  ------------------------               ------------------------------------
  (State of Incorporation)               (I.R.S. Employer Identification No.)

                      515 Mulberry Street, Macon, Georgia 31201
                     -------------------------------------------
                       (Address of Principal Executive Offices)

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ---    ---

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act). YES     NO  X
                                     ---    ---

As of October 25, 2005 there were 1,059,244 shares of the Registrant's common stock, par value $1.00 per share, outstanding.

Transitional Small Business Disclosure Format. YES     NO  X
                                                   ---    ---

PART I FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                               RIVOLI BANCORP, INC.
                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            September 30,
                                                2005              December 31,
                                             (Unaudited)             2004
                                            -------------         ------------

Cash and Due from Banks                        8,175,146         $  9,819,127
Federal Funds Sold, Net                        8,671,155           19,198,000
Interest-Bearing Deposits                      1,177,398            1,289,984
Securities Available for Sale,
 at Fair Values                               23,843,127           23,447,889
Restricted Stock, at Cost                      2,010,400            1,709,969
Loans Held for Sale                               -                 6,161,827
Loans, Net                                   160,048,470          140,835,834
Property and Equipment, Net                    6,347,134            4,293,615
Other Real Estate                                263,000              190,000
Other Assets                                   2,152,420            1,556,961
                                             -----------          -----------

Total Assets                                 212,688,250         $208,503,206
                                             ===========          ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                               RIVOLI BANCORP, INC.
                            CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                            September 30,
                                                2005              December 31,
                                             (Unaudited)             2004
                                            -------------         ------------

Deposits
  Noninterest-Bearing Deposits                28,894,027         $ 28,004,327
  Interest-Bearing Deposits                  137,647,375          138,566,059
                                             -----------          -----------
                                             166,541,402          166,570,386
                                             -----------          -----------

Borrowed Money
  Demand Notes to U.S. Treasury                   26,173               35,400
  Subordinated Debt                            3,093,000            3,093,000
  Other Borrowed Money                        29,000,000           26,000,000
                                             -----------          -----------

                                              32,119,173           29,128,400
                                             -----------          -----------

Other Liabilities                              1,069,149              809,763
                                             -----------          -----------

Stockholders' Equity
  Common Stock, $1.00 Par Value;
  10,000,000 Shares Authorized; Issued
  1,041,244 and 1,015,522 Shares as of
  September 30, 2005 and December 31,
  2004, Respectively                           1,041,244            1,015,522
  Paid-In Capital                              7,067,940            6,879,298
  Retained Earnings                            5,466,065            4,504,949
  Accumulated Other Comprehensive Loss          (312,275)            (112,764)
                                             -----------          -----------
                                              13,262,974           12,287,005

  Treasury Stock, at Cost, 19,831 and
  19,281 Shares as of September 30, 2005
  and December 31, 2004, Respectively           (304,448)            (292,348)
                                             -----------          -----------

                                              12,958,526           11,994,657
                                             -----------          -----------

Total Liabilities and Stockholders' Equity   212,688,250         $208,503,206
                                             ===========          ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                                   RIVOLI BANCORP, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)
                           FOR THE THREE MONTHS ENDED SEPTEMBER 30


                                                2005                 2004
                                             -----------          -----------

Interest Income                             $  3,400,497         $  2,281,478
Interest Expense                               1,277,246              622,013
                                             -----------          -----------

Net Interest Income                            2,123,251            1,659,465
  Provision for Loan Losses                      120,000              240,000
                                             -----------          -----------

Net Interest Income After
 Provision for Loan Losses                     2,003,251            1,419,465
                                             -----------          -----------

Noninterest Income
  Service Charges on Deposits                    251,065              242,731
  Mortgage Income                                356,112              398,791
  Gain on Sale of Premises and Equipment           -                      180
  Gain on Sale of Securities                       -                   11,012
  Rent and Parking Revenue                        31,423               52,895
  ATM Income                                      39,521               31,609
  Other Fees                                      36,684               21,709
                                             -----------          -----------
                                                 714,805              758,927
                                             -----------          -----------

Noninterest Expenses
  Salaries and Employee Benefits               1,353,153              887,233
  Data Processing and ATM                        163,723              151,569
  Advertising and Public Relations                77,629               79,461
  Occupancy and Equipment                        302,429              214,649
  Professional Fees                              182,094               72,148
  Supplies and Printing                           41,426               67,988
  Other                                          339,904              196,505
                                             -----------          -----------
                                               2,460,358            1,669,553
                                             -----------          -----------

Net Income Before Taxes                          257,698              508,839
Income Taxes                                      87,698              145,929
                                             -----------          -----------

Net Income                                  $    170,000         $    362,910
                                             ===========          ===========

Basic Income Per Share                      $       0.17         $       0.37
                                             ===========          ===========

Diluted Income Per Share                    $       0.16         $       0.33
                                             ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                   RIVOLI BANCORP, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                2005                 2004
                                             -----------          -----------

Interest Income                             $  9,332,511         $  6,216,463
Interest Expense                               3,196,074            1,758,235
                                             -----------          -----------

Net Interest Income                            6,136,437            4,458,228
  Provision for Loan Losses                      480,000              390,000
                                             -----------          -----------

Net Interest Income After
 Provision for Loan Losses                     5,656,437            4,068,228
                                             -----------          -----------

Noninterest Income
  Service Charges on Deposits                    746,718              744,344
  Mortgage Income                              1,651,006              813,313
  Gain on Sale of Premises and Equipment           -                  216,961
  Gain on Sale of Securities                      11,013               32,745
  Rent and Parking Revenue                       101,219              182,906
  ATM Income                                     111,471               90,598
  Other Fees                                     125,361               63,653
                                             -----------          -----------
                                               2,746,788            2,144,520
                                             -----------          -----------

Noninterest Expenses
  Salaries and Employee Benefits               3,840,638            2,415,284
  Data Processing and ATM                        501,681              455,684
  Advertising and Public Relations               242,193              245,543
  Occupancy and Equipment                        871,436              572,758
  Professional Fees                              378,152              202,702
  Supplies and Printing                          154,353              114,998
  Other                                          915,516              583,476
                                             -----------          -----------
                                               6,903,969            4,590,545
                                             -----------          -----------

Net Income Before Taxes                        1,499,256            1,622,203
Income Taxes                                     538,140              463,561
                                             -----------          -----------

Net Income                                  $    961,116         $  1,158,642
                                             ===========          ===========

Basic Income Per Share                      $       0.96         $       1.16
                                             ===========          ===========

Diluted Income Per Share                    $       0.90         $       1.06
                                             ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                   RIVOLI BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                       (UNAUDITED)
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                2005             2004
                                              ---------        ---------
Net Income                                   $  961,116       $1,158,642
                                              ---------        ---------

Other Comprehensive Income (Loss)
  Unrealized Losses on Securities              (192,242)          12,325
  Reclassification Adjustment for Gains
    Included in Net Income                       (7,269)         (19,647)
                                              ---------        ---------

                                               (199,511)          (7,322)
                                              ---------        ---------

Comprehensive Income                         $  761,605       $1,151,320
                                              =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                                                   RIVOLI BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

                                                                                              Accumulated
                                                                                                Other
                                                                                                Compre-                 Total
                                                 Number                                         hensive                 Share-
                                                   Of        Common     Paid-in    Retained     Income     Treasury     holders'
                                                 Shares      Stock      Capital    Earnings     (Loss)      Stock       Equity
                                                 ------      -----      -------    --------     ------      -----       ------

Balance, December 31, 2003                     1,014,990  $1,014,990  $6,872,975  $3,002,034  $ (15,859)  $(261,068)  $10,613,072
                                               ---------   ---------   ---------   ---------   --------    --------    ----------

Purchase and retirement of common stock              (53)        (53)        --          --        --          --             (53)

Purchase of treasury stock                           --          --          --          --        --        (5,440)       (5,440)

Net income, nine-month period
 ended September 30, 2004                            --          --          --    1,158,642       --          --       1,158,642

Net unrealized loss on securities,
 nine-month period ended September 30, 2004          --          --          --          --      (7,322)        --         (7,322)
                                               ---------   ---------   ---------   ---------   --------    --------    ----------
Balance, September 30, 2004                    1,014,937  $1,014,937  $6,872,975  $4,160,676  $ (23,181)  $(266,508)  $11,758,899
                                               =========   =========   =========   =========   ========    ========    ==========

---------------------------------------------------------

Balance, December 31, 2004                     1,015,522  $1,015,522  $6,879,298  $4,504,949  $(112,764)  $(292,348)  $11,994,657
                                               ---------   ---------   ---------   ---------   --------    --------    ----------

Exercise of stock options                         25,722      25,722     188,642         --        --          --         214,364

Purchase of treasury stock                           --          --          --          --        --      (12,100)       (12,100)

Net income, nine-month period
 ended September 30, 2005                            --          --          --      961,116       --          --         961,116

Net unrealized loss on securities,
 nine-month period ended September 30, 2005          --          --          --          --    (199,511)        --       (199,511)
                                               ---------   ---------   ---------   ---------   --------    --------    ----------

Balance, September 30, 2005                    1,041,244  $1,041,244  $7,067,940  $5,466,065  $(312,275)  $(304,448)  $12,958,526
                                               =========   =========   =========   =========   ========    ========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                   RIVOLI BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                2005             2004
                                              ---------        ---------

Cash Flows from Operating Activities        $ 7,610,691      $ (1,970,924)
                                             ----------       -----------

Cash Flows from Investing Activities
  Interest-Bearing Deposit                      112,586         2,547,028
  Purchase of Premises and Equipment         (2,315,614)         (687,711)
  Purchase of Securities Available for Sale  (5,917,609)       (2,446,735)
  Maturity and Paydowns of Securities
     Available for Sale                       1,759,372         4,004,437
  Sale of Securities Available for Sale       3,408,762         4,799,012
  Purchase of Restricted Stock                 (300,431)         (250,000)
  Loans to Customers, Net                   (19,692,636)      (22,143,603)
                                             ----------       -----------

                                            (22,945,570)      (14,177,572)
                                             ----------       -----------

Cash Flows from Financing Activities
  Exercise of Stock Options                     214,364             -
  Federal Funds Purchased                         -            (3,023,000)
  Borrowed Money                              2,990,773         4,966,482
  Purchase and Retirement of Common Stock         -                   (53)
  Purchase of Treasury Stock                    (12,100)           (5,440)
  Deposits                                      (28,984)       15,767,425
                                             ----------       -----------

                                              3,164,053        17,705,414
                                             ----------       -----------

Net Increase (Decrease)
  in Cash and Cash Equivalents              (12,170,826)        1,556,918

Cash and Cash Equivalents, Beginning         29,017,127         5,291,119
                                             ----------       -----------

Cash and Cash Equivalents, Ending          $ 16,846,301      $  6,848,037
                                            ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                RIVOLI BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the December 31, 2004 audit report.


(2)  SUMMARY OF ORGANIZATION

The consolidated financial statements include the accounts of Rivoli BanCorp, Inc. (the Company) and Rivoli Bank and Trust, collectively referred to as the Company. Rivoli Bank & Trust, Macon, Georgia (the Bank) was incorporated under the laws of the state of Georgia in September 1996 to provide a full range of banking services to residents and businesses of Bibb County, Georgia. The Bank commenced operations in June 1997 and, as of September 30, 2005, has two banking facilities in Macon, Georgia, one banking facility in Griffin, Georgia, one loan production office in Bogart, Georgia, and two retail mortgage offices in Butler and Macon, Georgia.


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

FASB Emerging Issues Task Force EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," became effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB issued proposed FASB Staff Position (FSP) No. EITF Issue 03-1-a that would have provided guidance on the implementation of certain provisions of EITF Issue 03-1. In October 2004, the Board published FSP No. EITF 03-1-1, which indefinitely delayed the effective date of EITF Issue 03-1 until such time as proposed FSP No. 03-1-a was issued in final form. The Board has since decided, based upon responses to the proposed FSP, that the consensus reached in EITF Issue 03-1 should be rescinded. Combined FSP Nos. FAS 115-1 and FAS 124-1, which nullifies certain provisions of EITF Issue 03-1 and completely supersedes EITF Issue D-44EITF Topic D-44 Topic D-44, "Recognition of Other Than Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value," addresses (1) the determination of when an investment is considered impaired,
(2) whether such impairment is other then temporary, and (3) the measurement of an impairment loss. Combined FSP Nos. FAS 115-1 and 124-1 is effective for periods beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The Company adopted SOP 03-3 on January 1, 2005 and the impact was not material to the Company's financial condition, results of operations or cash flows as no loans were purchased in the first nine months of 2005.

(4)  EARNINGS PER SHARE

The Bank reports basic and fully diluted earnings per share (EPS) under SFAS
128. Basic EPS excludes any dilutive effects of options, warrants and convertible securities. The following presents earnings per share for the three months and nine months ended September 30, 2005 under the requirements of SFAS 128:
                                      Three Months Ended    Nine Months Ended
                                      September 30, 2005    September 30, 2005
                                      ------------------    ------------------
BASIC EARNINGS PER SHARE
  Net Income Per Common Share            $     0.17             $     0.96
  Weighted Average Common Shares          1,012,393              1,001,704

DILUTED EARNINGS PER SHARE
  Net Income Per Common Share            $     0.16             $     0.90
  Weighted Average Common Shares          1,080,587              1,069,898


(5)  STOCK COMPENSATION

At September 30, 2005, the Company had a stock option plan, which is described more fully in Note 13 of the consolidated audited financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2004. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock option-related compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock options granted in the respective periods.

                                                   Nine Months Ended
                                                     September 30,
                                                   ------------------
                                                   2005        2004
                                                   ----        ----
Net Income
  As Reported                                    $961,116   $1,158,642
  Total stock-based employee compensation
    expense determined under fair value
    based method for all awards, net of
    related tax effects                            (9,447)     (12,025)
                                                  -------    ---------
  Pro Forma                                      $951,669   $1,146,617
                                                  =======    =========

Earnings Per Share
  Basic
    As Reported                                  $   0.96   $     1.16
                                                  =======    =========
    Pro Forma                                    $   0.95   $     1.15
                                                  =======    =========

  Diluted
    As Reported                                  $   0.90   $     1.06
                                                  =======    =========
    Pro Forma                                    $   0.89   $     1.05
                                                  =======    =========

(6)  MERGER WITH SECURITY BANK CORPORATION.

On September 9, 2005, Rivoli BanCorp, Inc. and Security Bank Corporation signed a definitive agreement in which Security Bank Corporation will acquire the Company. On October 14, 2005, the parties signed an amended agreement, amending the financial terms of the September 9, 2005 agreement. The acquisition is expected to close by the end of 2005 and is subject to normal closing conditions including obtaining regulatory approval and the approval of the Company's shareholders. Headquartered in Macon, Georgia, Security Bank Corporation, with total assets of approximately $1.3 billion, provides through its banking subsidiaries a full range of traditional banking services throughout central Georgia, in limited parts of metropolitan Atlanta, Georgia area, and in Glynn County, Georgia. Security Bank Corporation's common stock is traded through the NASDAQ National Market under the symbol "SBKC".


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

Non-GAAP Financial Information

This report contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles ("GAAP"). The Company's management uses these non-GAAP measures to analyze the Company's performance. In particular, the Company presents certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). Management believes that the presentation of net interest income on a tax-equivalent basis aids in the comparability of net interest income arising from both taxable and tax-exempt sources. This disclosure should not be viewed as a substitute for GAAP measures, and furthermore, the Company's non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

FINANCIAL CONDITION

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Significant items affecting the Company's financial condition are discussed in detail below.

Total assets increased by $4.2 million to $212.7 million during the nine-month period ended September 30, 2005. More specifically, cash and cash equivalents declined by $12.2 million to $16.8 million, interest-bearing deposits decreased by $0.1 million to $1.2 million, securities increased by $0.4 million to $23.8 million, loans and loans held for sale increased by $13.1 million to $160.0 million, and all other assets increased by $2.7 million to $8.8 million. Deposits declined by $0.03 million to $166.5 million, other liabilities and borrowed money increased by $3.3 million to $33.2 million, and the capital accounts increased by $1.0 million to $13.0 million.

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

Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio, as described above under "Critical Accounting Policy." At September 30, 2005, the allowance was $2,175,615, an increase of 31.1 percent as compared to the allowance of $1,659,582 at December 31, 2004. As a percentage of total gross loans, the allowance for loan losses increased from 1.16 percent at December 31, 2004 to 1.34 percent at September 30, 2005. The Bank had approximately $8,000 in loans in excess of 90 days past due, nonaccrual loans approximating $47,000 and other real estate owned of $263,000 at September 30, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Capital

Liquidity is the Bank's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2005 consolidated financial statements evidence a satisfactory liquidity position, as total cash and cash equivalents totaled $16.8 million, representing 7.9 percent of total assets. Investment securities, which totaled $23.8 million, or 11.2 percent, of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank maintains relationships with several correspondent banks and thus could obtain funds from these banks on short notice. Management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Bank knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulators.

                                    September 30,       Minimum Regulatory
                                         2005               Requirement
                                    --------------          -----------
Consolidated
------------
   Tier 1 Capital                        9.02%                 4.00%
   Tier 2 Capital                        1.21%                     %
                                        -----                 -----
      Total risk-based capital ratio    10.26%                 8.00%
                                        =====                 =====
Leverage Ratio                           7.72%                 4.00%
                                        =====                 =====

Bank
----
   Tier 1 Capital                        9.77%                 4.00%
   Tier 2 Capital                        1.21%                     %
                                        -----                 -----
      Total risk-based capital ratio    10.98%                 8.00%
                                        =====                 =====
Leverage Ratio                           8.33%                 4.00%
                                        =====                 =====

On February 25, 2005, the stock repurchase program expired. The Company repurchased 19,281 shares at a total cost of $292,348 under this program. On June 28, 2005, the board of directors unanimously approved renewing the program for 24 months authorizing the company to repurchase up to 40,000 shares of its common stock. As of September 30, 2005, the Company repurchased 19,831 shares at a total cost of $304,448.

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

Following is an analysis of significant off-balance sheet financial instruments at September 30, 2005 and December 31, 2004.

                                         September 30,    December 31,
                                             2005            2004
                                             ----            ----
                                                (In thousands)

Commitments to Extend Credit              $ 39,213         $ 30,787
Standby Letters of Credit                     --              1,131
                                           -------          -------
                                          $ 39,213         $ 31,918
                                           =======          =======


                                         -14--=

RESULTS OF OPERATIONS

Net income for the three- and nine-month periods ended September 30, 2005 totaled $170,000, or $0.16 per diluted share and $961,116, or $0.90 per diluted share, compared to $362,910, or $0.33 per diluted share and $1,158,642, or $1.06 per diluted share, in the same three- and nine-month periods of the preceding year. The following four items are significant when comparing the results of the three- and nine-month periods ended September 30, 2005 with those of the three- and nine-month periods ended September 30, 2004.

A. Net interest income, which is the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities, increased from $4,458,228 for the nine-month period ended September 30, 2004 to $6,136,437 for the same period one year later, representing an increase of $1,678,209 or 37.6 percent. This increase was attained primarily because of a $43.9 million increase in average earning assets, from $148.6 million for the nine-month period ended September 30, 2004 to $192.5 million for the nine-month period ended September 30, 2005.

B. The net interest yield, defined as net interest income divided by average interest-earning assets, increased from 4.00 percent for the nine-month period ended September 30, 2004 to 4.26 percent for the nine-month period ended September 30, 2005. The yield on earning assets increased to 6.53 percent for the first nine months of 2005 as compared to 5.58 percent for the first nine months of 2004. The cost of funds increased to 2.64 percent in the first nine months of 2005 as compared to 1.94 percent in the first nine months of 2004. The following table shows pertinent information concerning both the yield on earning assets and the cost of funds for the nine-month period ended September 30, 2005.

                               Average Assets/      Interest      Yield/
                                Liabilities      Income/Expense    Cost
                                -----------      --------------    ----
Interest-Bearing Deposits      $  1,332,151        $   28,252      2.84%
Federal Funds Sold                9,068,359           196,144      2.89
Investment Securities
  Taxable                        18,610,210           593,347      4.26
  Nontaxable                      5,800,576           132,688      4.63
Other Securities                  1,949,995            79,894      5.48
Loans Held for Sale               3,109,868           156,194      6.72
Net Loans                       152,635,690         8,145,992      7.14
                                -----------         ---------      ----
                               $192,506,849        $9,332,511      6.53%
                                ===========         =========      ====

NOW and Money Market Accounts  $ 79,481,718        $1,124,155      1.89%
Savings Deposits                  4,115,553            23,802      0.77
Time Deposits                    47,800,541         1,062,747      2.97
Federal Funds Purchased             282,590             7,288      3.45
Other Borrowings                 27,077,778           813,458      4.02
Trust Preferred Securities        3,093,000           164,624      7.12
                                -----------         ---------      ----
                               $161,851,180        $3,196,074      2.64%
                                ===========         =========      ====

Net Interest Income                                $6,136,437
                                                    =========

Net Yield on Earning Assets                                        4.31%
                                                                   ====

C. Total noninterest income increased from $2,144,520 for the nine-month period ended September 30, 2004 to $2,746,788 for the nine-month period ended September 30, 2005. As a percent of average assets, noninterest income declined from 1.80 percent for the nine-month period ended September 30, 2004 to 1.79 percent for the nine-month period ended September 30, 2005. Mortgage income increased to $1,651,006 for the nine-month period ended September 30, 2005 as compared to $813,313 during the same period in 2004. ATM income and other fees also contributed to the increase in noninterest income.

D. For the nine-month period ended September 30, 2005, noninterest expenses totaled $6,903,969, representing an annualized 4.51 percent of average assets. By comparison, for the nine-month period ended September 30, 2004, noninterest expenses totaled $4,590,545 representing an annualized 3.86 percent of average assets. This increase in noninterest expenses is primarily the result of expansion costs related to the Griffin branch, Watkinsville LPO, the mortgage division, and costs associated with the pending merger with Security Bank Corporation.

During the nine-month period ended September 30, 2005, the allowance for loan losses increased by $516,034 to $2,175,615. The allowance for loan losses as a percentage of gross loans increased from 1.16 percent at December 31, 2004 to
1.34 percent at September 30, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb anticipated future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The following table presents the Bank's loan loss experience on all loans for the nine months ended September 30, 2005 and 2004:

                                                  ($ in Thousands)
                                                  ----------------
                                                   2005       2004
                                                   ----       ----
Allowance for Loan Losses, January 1              $1,660     $1,595
                                                   -----      -----

Charge-Offs
  Commercial, Financial and Agricultural              30        106
  Real-Estate - Mortgage                              43        177
  Consumer                                            48        217
                                                   -----      -----
                                                     121        500
                                                   -----      -----

Recoveries
  Commercial, Financial and Agricultural              61          1
  Real-Estate - Mortgage                              10         17
  Consumer                                            86         43
                                                   -----      -----
                                                     157         61
                                                   -----      -----

Net Charge-Offs                                      (36)       439
                                                   -----      -----

Provision for Loan Losses                            480        390
                                                   -----      -----

Allowance for Loan Losses, September 30           $2,176     $1,546
                                                   =====      =====

Ratio of Net Charge-Offs to Average Loans          (0.02%)     0.36%
                                                   =====      =====

The Bank is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Bank's liquidity, capital resources, or results of operations.


ITEM 3 - CONTROLS AND PROCEDURES

Management of the Company, with the participation and under the supervision of the Company's principal executive and financial officers has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this periodic SEC filing to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART 2  OTHER INFORMATION

ITEM 6 - EXHIBITS

A.   Exhibits:

     3.1 Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Form 8-K of the Company filed with the SEC on March 14, 2002)

     3.2 Bylaws of the Company (incorporated herein by reference to 3.2 to the Form 8-K of the Company filed with the SEC on March 14, 2002)

     10.1 Agreement and Plan of Reorganization, dated September 9, 2005, between Security Bank Corporation and Rivoli BanCorp., Inc. (incorporated herein by reference to Appendix A of Registration Statement on Form S-4 of Security Bank Corporation filed with the SEC on October 3, 2005)

     10.2 Amended and Restated Agreement and Plan of Reorganization, dated October 14, 2005, between Security Bank Corporation and Rivoli BanCorp., Inc. (incorporated herein by reference to Appendix A of Amendment #1 to Registration Statement on Form S-4 of Security Bank Corporation filed with the SEC on October 21, 2005)

     31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

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


                                          RIVOLI BANCORP, INC.
                                          ----------------------------
                                          (Registrant)


Date: November 14, 2005                   By: /s/Edward P. Loomis Jr.
      ---------------------------             -----------------------------
                                              Edward P. Loomis Jr.
                                              Chief Executive Officer



Date: November 14, 2005                   By: /s/Chadwick B. Hargrove
      ---------------------------             -----------------------------
                                              Chadwick B. Hargrove
                                              Chief Financial Officer